Form 10-Q
period 2018-06-30
Evelo Biosciences, Inc.
filed 2018-08-02
CIK 1694665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38473

Evelo Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-5594527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

620 Memorial Drive Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2018, the registrant had 31,741,602 shares of common stock, $0.001 par value per share, outstanding.

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

Evelo Biosciences, Inc.

Form 10-Q for Quarterly Period Ended June 30, 2018

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Evelo Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except per share and share amounts)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$178,902	$38,246
Prepaid expenses and other current assets	1,974	531

Total current assets	180,876	38,777
Property and equipment, net	5,912	3,496
Other assets	1,500	1,515

Total assets	$188,288	$43,788

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,679	$1,411
Accrued expenses	4,684	2,199
Other current liabilities	154	229

Total current liabilities	7,517	3,839
Noncurrent liabilities:
Long-term debt	14,753	9,966
Deferred rent, net of current portion	890	478
Other noncurrent liabilities	80	526

Total liabilities	23,240	14,809

Commitments and contingencies
Convertible preferred stock:
Convertible preferred stock, $0.001 par value; none and 66,311,563 shares authorized at June 30, 2018 and December 31, 2017, respectively; none and 65,833,096 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively; aggregate liquidation preference of $0 and $89,975 at June 30, 2018 and December 31, 2017, respectively	—	83,702
Stockholder’s equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 and no shares authorized at June 30, 2018 and December 31, 2017, respectively; no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value; 200,000,000 and 23,780,338 shares authorized at June 30, 2018 and December 31, 2017, respectively; 31,920,837 and 4,138,483 shares issued and 31,726,086 and 3,880,607 shares outstanding at June 30, 2018 and December 31, 2017, respectively	32	4
Additional paid-in capital	247,096	1,684
Accumulated deficit	(82,080)	(56,411)

Total stockholders’ equity (deficit)	165,048	(54,723)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$188,288	$43,788

See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$10,172	$4,690	$17,315	$8,536
General and administrative	5,056	1,528	8,338	2,890

Total operating expenses	15,228	6,218	25,653	11,426

Loss from operations	(15,228)	(6,218)	(25,653)	(11,426)
Other (expense) income:
Interest income (expense), net	367	(75)	413	(147)
Other expenses	(285)	(68)	(406)	(158)

Other (expense) income, net	82	(143)	7	(305)
Net loss	$(15,146)	$(6,361)	$(25,646)	$(11,731)
Convertible preferred stock dividends	(1,520)	(1,422)	(3,937)	(2,647)

Net loss attributable to common stockholders	$(16,666)	$(7,783)	$(29,583)	$(14,378)

Net loss per share attributable to common stockholders, basic and diluted	$(0.85)	$(2.09)	$(2.50)	$(3.89)

Weighted-average number of common shares outstanding, basic and diluted	19,626,985	3,730,882	11,818,302	3,691,951

See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(25,646)	$(11,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,899	471
Depreciation expense	1,252	350
Change in fair value of warrant and debt derivative liability	406	158
Non-cash interest expense	51	25
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,443)	(159)
Accounts payable	(187)	(81)
Accrued expenses and other current liabilities	3,188	1,115
Other liabilities	317	(13)

Net cash used in operating activities	(19,163)	(9,865)
Investing activities
Purchases of property and equipment	(2,663)	(999)

Net cash used in investing activities	(2,663)	(999)
Financing activities
Proceeds from the issuance of common stock upon completion of initial public offering	85,000	—
Cash payment of initial public offering costs	(8,678)	—
Net proceeds from the issuance of convertible preferred stock	81,336	48,903
Net proceeds from the issuance of long-term debt	4,975	—
Settlement of derivative liability	(250)	—
Proceeds from the exercise of stock options, restricted common stock and warrants	99	39

Net cash provided by financing activities	162,482	48,942
Net increase in cash, cash equivalents and restricted cash	140,656	38,078
Cash, cash equivalents and restricted cash – beginning of period	39,746	15,786

Cash, cash equivalents and restricted cash – end of period	$180,402	$53,864

Supplemental disclosure of cash flow information
Cash paid for interest	$334	$209

Noncash investing and financing activities
Conversion of convertible preferred stock into common stock upon closing of initial public offering	$165,778	$—

Property and equipment additions in accounts payable and accrued expenses	$1,089	$505

Initial public offering costs in accounts payable and accrued expenses	$508	$—

Conversion of convertible preferred stock warrants into common stock warrants	$819	$—

Issuance of debt derivative liability in connection with long-term debt facility	$150	$—

Issuance of warrants in connection with long-term debt facility	$89	$—

Accretion of convertible preferred stock	$—	$23

See accompanying notes to the condensed consolidated financial statements.

EVELO BIOSCIENCES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Organization and Basis of Presentation

Evelo Biosciences, Inc. (“the Company”) is a biotechnology company which was incorporated in Delaware on May 6, 2014. The Company focuses on the development of monoclonal microbials, which are designed to act on the gut-body network for the treatment of many diseases, beginning with inflammatory diseases and cancer. The Company is headquartered in Cambridge, Massachusetts.

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

The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources.

The Company has funded its operations from the issuance of convertible notes, convertible preferred stock, common stock and debt financing. At June 30, 2018, the Company had cash and cash equivalents of $178.9 million and an accumulated deficit of $82.1 million. In February and March 2018, the Company raised gross proceeds of $81.5 million from the sale of Series C convertible preferred stock. Additionally, in February 2018, the Company drew down its additional $5.0 million of borrowing capacity which was available under the current debt facility.

On April 27, 2018, the Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware, to effect a 1-for-4.079 reverse stock split of the Company’s common stock. All share and per share data shown in the accompanying financial statements and related notes have been retroactively revised to reflect the reverse stock split.

On May 11, 2018, the Company completed an initial public offering (the “IPO”) of 5,312,500 shares of its common stock for aggregate gross proceeds of $85.0 million. The Company received approximately $75.8 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. Upon closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 22,386,677 shares of common stock at the applicable conversion ratio then in effect.

The Company has incurred operating losses since inception and expects such losses and negative operating cash flows to continue for the foreseeable future. The transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure. Based on the Company’s current operating plan, the Company believes that its cash and cash equivalents at June 30, 2018 will be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Quarterly Report on Form 10-Q. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017 and notes thereto, included in the Company’s Form S-1/A for the year ended December 31, 2017 filed with the SEC on April 30, 2018. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or for any future period.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of stock-based awards. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss. For the three and six months ended June 30, 2018 and 2017, comprehensive loss was equal to net loss.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents are comprised of highly liquid investments that are readily convertible into cash with original maturities of three months or less. Cash and cash equivalents include cash held in banks and amounts held in money market funds. Cash equivalents are stated at cost, which approximates market value. The Company’s restricted cash consists of restricted cash in connection with building leases for the Company’s office and laboratory premises. Restricted cash totaled $1.5 million at both June 30, 2018 and December 31, 2017 and is classified within the other assets on the accompanying condensed consolidated balance sheets. The following reconciles cash, cash equivalents and restricted cash as of June 30, 2018 and December 31, 2017, as presented on our statements of cash flows to their related balance sheet accounts (in thousands):

	June 30,	December 31,
	2018	2017
Cash and cash equivalents:
Cash	$693	$13,204
Money market funds	178,209	25,042

Total cash and cash equivalents	178,902	38,246

Restricted cash	1,500	1,500

Cash, cash equivalents and restricted cash	$180,402	$39,746

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

Research and Development Costs

Research and development costs are expensed in the period incurred. Research and development expenses consist of both internal and external costs such as personnel, consulting, and manufacturing costs associated with the development of the Company’s product candidates.

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

Stock-Based Compensation

The Company records stock-based compensation for options granted to employees and directors based on the grant date fair value of awards issued. The expense is recorded over the requisite service period, which is the vesting period, on a straight-line basis. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options. The Company recognizes stock-based compensation, net of estimated forfeitures, over the vesting period of the grant.

The Company accounts for stock-based compensation arrangements with non-employees based upon the fair value of the consideration received or the equity instruments issued, whichever is more reliably measurable. The measurement date for non-employee awards is generally the date performance of services required from the non-employee is complete. Stock-based compensation costs for non-employee awards are recognized as services are provided, which is generally the vesting period, on a straight-line basis. The unvested portion of the stock options is subject to re-measurement over the vesting period.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017, for both public entities and non-public entities. Early adoption is permitted. The Company adopted this standard on January 1, 2018 and the adoption did not have a material impact on its condensed consolidated financial statements.

Accounting Pronouncements Issued and Not Adopted as of June 30, 2018

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2018 and December 31, 2017 (in thousands):

Description	June 30, 2018	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds	$178,209	$178,209	$—	$—

Total	$178,209	$178,209	$—	$—

Description	December 31, 2017	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds	$25,042	$25,042	$—	$—

Total	$25,042	$25,042	$—	$—

Liabilities:
Preferred Stock Warrant Liability	$424	$—	$—	$424

Total	$424	$—	$—	$424

As part of the February 2018 debt drawdown, the Company’s loan and security agreement was amended to include the payment of a $0.3 million success fee to the financial institution in the event of a liquidation event, including an initial public offering. The success fee represents an embedded derivative which the Company has bifurcated from the debt arrangement and carried at fair value. The debt derivative was initially considered a Level 3 liability, since the fair value measurements were based, in part, on significant inputs not observed in the market and reflected the Company’s best estimate of the probability of an IPO. As a result of the completion of the IPO in May, the Company remeasured the fair value of the success fee to the full payment amount.

Preferred Stock Warrant Liabilities (the Warrants) relate to warrants to purchase convertible preferred stock issued by the Company in connection with entering into debt facility transactions from 2015 through 2018 as well as assuming warrants to purchase convertible preferred stock in connection with the acquisition of Epiva, a privately held research company. These Warrants are considered a Level 3 liability since their fair value measurements are based, in part, on significant inputs not observed in the market and reflect the Company’s assumptions as to the fair value of the underlying convertible preferred stock and the expected volatility of the Company’s convertible preferred stock, as well as estimates regarding the number of shares that the Warrants will be exercisable for.

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

As of December 31, 2017, the Warrants were valued $0.4 million and included in other non-current liabilities on the consolidated balance sheets. The assumptions used represent the Company’s best estimates at the time of valuation. The following assumptions were used in valuing the material Warrants:

December 31, 2017
Risk-free interest rate	2.4-2.5%
Expected dividend yield	—%
Expected term (in years)	7.9-8.6
Expected volatility	81-82%
Fair value of preferred stock	$2.41 – 2.56

Based on the terms and conditions of the Company’s Warrants, upon closing of the Company’s IPO on May 11, 2018, the Warrants converted to common stock warrants. On that date, the Company remeasured the Warrants and reclassified the total carrying value to additional paid-in capital. The Company performed the final remeasurement of the Warrants using the fair value of the underlying common shares of $16.00 per share on May 11, 2018 and recorded the change in fair value in other income (expense), net in the consolidated statement of operations.

The following assumptions were used to measure the fair market value of the Warrants at conversion on May 11, 2018.

Risk-free interest rate	2.3-2.4%
Expected dividend yield	—%
Expected term (in years)	7.5-9.8
Expected volatility	78-82%
Fair value of common stock	$16.00

In May 2018, all of the outstanding warrants, totaling 56,008, were exercised for common stock at exercise prices ranging from $0.60 to $1.80 per share of common stock, of which, 8,599 shares were repurchased by the Company in a cashless transaction. The Company received net proceeds of $0.1 million in connection with the exercise of warrants settled in cash.

The following table provides a roll-forward of the fair value of the warrant and debt derivative liability measured at fair value on a recurring basis using Level 3 significant unobservable inputs (in thousands):

Level 3 Liabilities
Balance at December 31, 2017	$424
Issuance of embedded derivative instrument	150
Change in fair value of derivative instrument included in other income (expense), net	100
Settlement of derivative instrument	(250)
Issuance of warrants to purchase convertible preferred stock	89
Change in fair value of warrant liability, included in other income (expense), net	306
Exercise of warrants	(819)

Balance at June 30, 2018	$—

The estimated fair value of long-term debt approximates its carrying value as the effective interest rate approximates market rates. The fair value of long-term debt, which may differ from its carrying value, is determined by market interest rates from debt arrangements which are observed in market trading which are similar to the Company’s arrangement and are considered a Level 2 input.

4. Property and Equipment, Net

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
Property and equipment:
Lab equipment	$4,818	$3,189
Leasehold improvements	3,051	1,334
Furniture and fixtures	600	217
Computers and software	100	77
Office equipment	20	9
Construction-in-process	—	99

Property and equipment	8,589	4,925
Less: accumulated depreciation	(2,677)	(1,429)

Property and equipment, net	$5,912	$3,496

The Company recognized $0.7 million and $1.3 million of depreciation expense for the three and six months ended June 30, 2018, respectively and $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively.

5. Loan and Security Agreement

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

In connection with the 2016 acquisition of Epiva, the Company assumed Epiva’s credit facility (the “Credit Facility”) and the related $3.0 million of outstanding debt. Subsequent to the acquisition, the Company amended the Credit Facility to allow the Company to borrow up to $15.0 million, including the $3.0 million that was outstanding on the modification date and extending the maturity to August 15, 2020. During 2016, the Company borrowed an additional $7.0 million, bringing the total amounts outstanding as of December 31, 2016 and 2017 to $10.0 million. Under the terms of the Credit Facility the Company is required to make interest only payments through August 15, 2018. Upon the expiration of the interest only period, amounts borrowed will be repaid over 24 equal monthly payments of principal plus interest accrued through August 15, 2020. The amounts outstanding under the facility have an interest rate of the higher of (i) prime plus 0.25% or (ii) 3.75% per annum. The loan is secured by a lien on all Company assets, excluding intellectual property.

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

In conjunction with the February 2018 drawdown, the Company issued a warrant to purchase up to 34,722 shares of the Company’s Series B preferred stock at an exercise price of $1.80 per share. As part of the February 2018 drawdown, the loan and security agreement was amended to include the payment of a $0.3 million success fee to the financial institution in the event of a liquidation event, including an initial public offering. The success fee represented an embedded derivative which the Company bifurcated from the debt arrangement and carried at fair value. In May of 2018, the Company completed its IPO and paid the success fee of $0.3 million. In addition, the warrant issued in February of 2018 was exercised in May 2018.

The Company has the following minimum aggregate future loan payments at June 30, 2018 (in thousands):

Twelve month period ending June 30,	Amount
2019	$798
2020	7,224
2021	7,767
2022	943

Total minimum payments	$16,732
Less amounts representing interest and discount	(1,979)
Less current portion	—

Long-term debt, net of current portion	$14,753

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

Interest expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively, and was $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively.

6. In-License Agreements

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

7. Commitments and Contingencies

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

In June 2018, the Company entered into a sublease arrangement with a third party to lease space subject to an operating lease that expires in 2020. The future minimum rental payments to be received under this agreement total $0.9 million and are equivalent to the minimum payments due from the Company to the landlord.

The Company recorded rent expense of $0.8 million and $1.5 million for the three and six months ended June 30, 2018, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2017, respectively.

The minimum aggregate future lease commitments, net of sublease rental payments, at June 30, 2018, are as follows (in thousands).

Twelve month period ending June 30,	Amount
2019	$3,232
2020	3,287
2021	2,929
2022	3,018
2023	3,108
Thereafter	7,329

$22,903

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

The Company may periodically become subject to legal proceedings and claims arising in connection with on-going business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

8. Stockholders’ Equity (Deficit) and Convertible Preferred Stock

Common Stock

On April 27, 2018, the Company filed an amendment to its certificate of incorporation with the Secretary of State of the State of Delaware, to effect a 1-for-4.079 reverse stock split of the Company’s common stock. All share and per share data shown in the accompanying financial statements and related notes have been retroactively revised to reflect the reverse stock split.

On May 11, 2018, the Company completed an IPO of 5,312,500 shares of its common stock for aggregate gross proceeds of $85.0 million. The Company received approximately $75.8 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. Upon closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 22,386,677 shares of common stock at the applicable conversion ratio then in effect

On May 11, 2018, the Company filed a restated certificate of incorporation with the Secretary of the State of Delaware, which became effective in connection with the closing of the IPO. Pursuant to the restated certificate of incorporation, the Company is authorized to issue 200,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Convertible Preferred Stock

Upon closing of the IPO in May 2018, all 91,315,295 outstanding shares of the Series A, Series A-1, Series A-2, Series A-3, Series B and Series C Preferred Stock automatically converted into 22,386,677 shares of the Company’s common stock at the applicable conversion ratio of 1-for-4.079. Prior to conversion, all shares of Preferred Stock accrued a cumulative dividend of 8% per annum. Dividends for the applicable periods are included in net loss attributable to common shareholders on the condensed consolidated statement of operations through the conversion date. All accrued dividends earned on Preferred Stock were forfeited as of the conversion.

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

9. Stock-Based Compensation

2018 Stock Incentive Plan

The Company’s board of directors adopted on May 8, 2018, and the Company’s stockholders approved, the 2018 Stock Incentive Plan (the “2018 Plan”), under which the Company may grant cash and equity-based incentive awards to the Company’s employees, officers, directors, consultants and advisors. Following the effectiveness of the 2018 Plan, the

Company ceased making grants under the 2015 Stock Incentive Plan. The 2018 Plan allows the Company to grant awards for up to 1,344,692 shares of common stock plus that number of shares of common stock related to awards outstanding under the 2015 Incentive Plan, as amended (“2015” Plan), that are forfeited, lapse unexercised or are settled in cash. Each year starting with 2019, the number of shares available for grants of awards under the 2018 Plan will be increased automatically on January 1 by a number of shares of common stock equal to the lesser of 4% of the shares of common stock outstanding at such time or the number of shares determined by the Company’s board of directors. The 2015 Plan will continue to govern the terms and conditions of the outstanding awards granted under it. The exercise price of stock options granted under the 2018 Plan is equal to the closing price of a share of the Company’s common stock on the grant date. Options granted under the Plan expire no more than 10 years from the date of grant. Equity-based incentive awards for the purchase up to 441,815 shares of the Company’s common stock have been issued under the 2018 Plan, of which none have been canceled or exercised. As of June 30, 2018, 917,181 shares of common stock are available for future grant from grant under the 2018 Plan, which includes 14,304 shares canceled under the 2015 Plan.

2015 Stock Incentive Plan

Prior to the approval of the 2018 Plan, the Company granted equity awards under the 2015 Plan, which originally provided for grant of incentive stock options, non-qualified stock options, restricted stock awards, or RSAs, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors.

The terms of stock awards agreements, including vesting requirements, are determined by the board of directors and are subject to the provisions of the 2015 Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. A limited number of awards contain performance-based vesting criteria and for such awards that are deemed probable of vesting, the Company records expense in the period in which the determination is made through any estimated remaining vesting period. Certain options provide for accelerated vesting in the event of a change in control. Awards granted to non-employee consultants generally vest monthly over a period of one to four years. Stock options issued under the 2015 Plan expire no more than 10 years from the date of grant. As of the adoption of the 2018 Plan, the Company ceased making awards under the 2015 Plan.

Under the 2015 Plan, the Company was authorized to grant equity awards up to an aggregate of 5,417,044 shares of common stock. As of June 30, 2018, an aggregate of 5,758,518 options and other equity awards have been granted under the 2015 Plan, of which 855,370 have been exercised and 468,784 have been canceled as of June 30, 2018. A total of 113,006 shares previously reserved under the 2015 Plan that had not been exercised or were otherwise subject to outstanding exercise awards were no longer authorized as of May 8, 2018.

Stock-based compensation expense included in the Company’s statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$761	$123	$1,003	$215
General and administrative	1,486	145	1,896	256

Total stock-based compensation expense	$2,247	$268	$2,899	$471

A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2017	3,179,536	$1.88
Granted	1,750,996	$11.45
Exercised	(35,631)	$1.10
Canceled	(18,711)	$6.77

Options outstanding at June 30, 2018	4,876,190	$5.31

Exercisable as of June 30, 2018	1,071,870	$1.13
Vested and expected to vest as of June 30, 2018 (1)	4,876,190	$5.31

(1)	This reflects the Company’s adoption and election under ASU 2016-09 to recognize forfeitures as they occur.

The weighted-average fair value of options granted during the six months ended June 30, 2018 and 2017 was $8.15 and $3.17, respectively.

On January 30, 2018, the Company issued 250,000 shares of Series B Preferred Stock to a non-employee consultant as part of the consideration for services performed and completed in 2017. The Company has recognized $0.7 million as general and administrative expense, of which $0.1 million was recorded in the six months ended June 30, 2018.

As of June 30, 2018, total unrecognized stock-based compensation expense relating to unvested stock options was $20.4 million. This amount is subject to change as the unvested portion of the stock options granted to non-employees is subject to re-measurement over the vesting period. This amount is expected to be recognized over a weighted average period of 3.65 years.

Restricted Stock

The Company permitted the early exercise of certain stock options prior to vesting by certain directors and officers. This practice ceased in 2017. Any shares issued pursuant to unvested options are restricted and subject to repurchase by the Company until the conditions for vesting are met. Accordingly, based on scheduled vesting dates, the Company has recorded the proceeds from the issuance of restricted stock in the condensed consolidated balance sheets as a component of other current and noncurrent liabilities. The amounts paid for shares purchased under an early exercise of stock options and subject to repurchase by the Company are reported in stockholders’ equity (deficit) once those shares vest. Upon termination of employment of an option holder, the Company has the right to repurchase, at the original purchase price, any unvested restricted shares.

	Shares	Weighted- Average Exercise Price
Unvested Restricted Common Stock as of December 31, 2017	257,876	$0.40
Vested	(63,125)	$0.34

Unvested Restricted Common Stock as of June 30, 2018	194,751	$0.42

As of June 30, 2018, the Company had $0.1 million of unrecognized stock-based compensation expense related to its employee unvested restricted stock awards which is expected to be recognized over a remaining weighted average vesting period of 1.62 years.

2018 Employee Stock Purchase Plan

On April 18, 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective on May 8, 2018. A total of 336,356 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2020 and ending in 2028, by an amount equal to the least of (i) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) an amount determined by the Company’s board of directors. Offering periods under the ESPP will commence when determined by the plan administrator. The Company has not begun any offering periods under the ESPP.

10. Income Taxes

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

We have not completed our accounting for the tax effects of enactment of the Act. At December 31, 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company has no foreign earnings and therefore is not subject to transition tax. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. There have been no significant changes to the provisional amount recorded related to the remeasurement of our deferred tax balance or to the related, offsetting valuation allowance that fully offsets it.

11. Net Loss Per Share

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. The Company has computed diluted net loss per common share after giving consideration to all potentially dilutive common shares, including options to purchase common stock, restricted common stock, convertible preferred stock and warrants to purchase convertible preferred stock, outstanding during the period determined using the if-converted and treasury stock methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and basic and diluted loss per share have been the same.

The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Six Months Ended June 30,
	2018	2017
Convertible preferred shares (as converted to common stock)	—	16,200,805
Warrant to purchase convertible preferred shares (as converted to common stock)	—	47,630
Unvested common stock from early exercise of options	194,751	320,985
Stock options to purchase common stock	4,876,190	2,280,971

Total	5,070,941	18,850,391

12. Related Party Transactions

The Company receives clinical advisory services from Weatherden Ltd. (“Weatherden”) through a supply of service agreement that was entered into during 2017. Duncan McHale, the Company’s Chief Medical Officer, is a part owner of Weatherden. During the six months ended June 30, 2018 and 2017, the Company paid Weatherden $150 and $133, respectively. As of June 30, 2018 and 2017, the amounts due to Weatherden under the supply of service agreement were $159 and $27, respectively.

In June 2018, the Company entered into a subleasing arrangement with VL46, an affiliate of one of its stockholders, Flagship Venture Funds. Under the terms of the sublease, the Company will invoice VL46 for an aggregate $873 in rent payments which will become due during the period from July 1, 2018 through April 30, 2020 plus any related taxes and lease operating costs. As of June 30, 2018, no amounts have been recorded related to this sublease agreement.

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

We have built a proprietary platform designed to develop monoclonal microbials as therapeutics. Our platform integrates tools and capabilities necessary to source, select, develop and manufacture monoclonal microbials as therapies. The efficiency of our platform has, in a relatively short period of time, allowed us to produce three product candidates for a range of inflammatory diseases and cancer that we are advancing into clinical trials in 2018, beginning with a trial of EDP 1066, for which we dosed the first subject in April 2018. We are currently planning for the initiation of the University of Chicago’s investigator-sponsored, open-label Phase 2 clinical trial of our second monoclonal microbial, EDP1503, in combination with a PD-1 inhibitor, in patients with metastatic melanoma during the second half of 2018. In addition, we intend to initiate a Phase 1 clinical trial of EDP1815, an anti-inflammatory monoclonal microbial product candidate, in psoriasis and atopic dermatitis patients in the fourth quarter of 2018 and a Phase 2 clinical trial of EDP1503 in combination with a checkpoint inhibitor in multiple cancer types in the first half of 2019.

We were incorporated and commenced operations in 2014. Since our incorporation, we have devoted substantially all of our resources to developing our clinical and preclinical candidates, building our intellectual property portfolio and process development and manufacturing function, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily with proceeds from sales of our convertible preferred stock to our equity investors and borrowings under a loan and security agreement, as amended, with a financial institution. Through June 30, 2018, we had received gross proceeds of $171.9 million from sales of convertible preferred stock and borrowings under our loan and security agreement. On May 11, 2018, we completed our initial public offering, or the IPO, of 5,312,500 shares of our common stock at a public offering price of $16.00 per share. The shares began trading on the Nasdaq Global Select Market on May 9, 2018. The gross proceeds from the IPO were $85.0 million and the net proceeds were approximately $75.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Upon the closing of the IPO all of the Company’s outstanding shares of convertible preferred stock automatically converted into 22,386,677 shares of common stock at the applicable conversion rate then in effect.

On April 27, 2018, we effected a 1-for-4.079 reverse stock split of our common stock. Stockholders entitled to fractional shares as a result of the reverse stock split will receive a cash payment in lieu of receiving fractional shares. These cash payments will not be material. All of our historical share and per share information shown herein and in our unaudited condensed financial statements and related notes have been retroactively adjusted to give effect to this reverse stock split.

We are a development stage company and have not generated any revenue. All of our product candidates are in clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. For the three and six months ended June 30, 2018, our net loss was $15.1 million and $25.6 million, respectively. As of June 30, 2018, we had an accumulated deficit of $82.1 million. We do not expect to generate revenue from sales of any products for the foreseeable future, if at all.

We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we:

•	Continue the ongoing proof of concept trial for EDP1066;

•	initiate proof of concept clinical trials of EDP1815 and EDP1503;

•	advance the clinical development of any additional monoclonal microbial product candidates;

•	conduct research and continue preclinical development of potential product candidates;

•	make strategic investments in manufacturing capabilities, including potentially planning and building our own manufacturing facility;

•	maintain our current intellectual property portfolio and opportunistically acquire complementary intellectual property;

•	increase research and development employees and employee-related expenses including salaries, benefits, travel and stock-based compensation expense; and

•	seek to obtain regulatory approvals for our product candidates.

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

As of June 30, 2018, our principal source of liquidity is cash and cash equivalents, which totaled approximately $178.9 million. We expect that our existing cash and cash equivalents together with the net proceeds from the IPO, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.”

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

Our primary focus of research and development since inception has been building a platform to enable us to develop medicines based on an understanding of the gut-body network and to show potential clinical utility. Our platform and program expenses consist principally of costs, such as preclinical research, preclinical manufacturing activity costs, clinical development costs, licensing expense as well as an allocation of certain indirect costs, facility costs and depreciation expense. We do not allocate personnel costs, which include salaries, discretionary bonus and stock-based compensation costs, as such costs are separately classified as research and development personnel costs.

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

Interest Income (Expense), Net

Interest income (expense), net consists of interest earned on our cash and cash equivalents balances net of interest expense incurred on our debt. During the three and six months ended June 30, 2018 and 2017, interest income (expense), net consisted primarily of interest earned on institutional money market instruments offset by interest at the stated rate on borrowings under our loan and security agreement, amortization of deferred financing costs and interest expense related to the accretion of debt discount associated with the loan and security agreement.

Other Expenses

Other expenses primarily consist of non-cash changes in the fair value of warrants issued in connection with our loan and security agreement.

Income Taxes

Since our inception in 2014, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017	Change
Operating expenses:
Research and development	$10,172	$4,690	$5,482
General and administrative	5,056	1,528	3,528

Total operating expenses	15,228	6,218	9,010

Loss from operations	(15,228)	(6,218)	(9,010)
Other (expense) income:
Interest income (expense), net	367	(75)	442
Other expense	(285)	(68)	(217)

Other income (expense), net	82	(143)	225
Net loss	$(15,146)	$(6,361)	$(8,785)

Research and Development Expenses (in thousands):

	Three Months Ended June 30,
	2018	2017	Change
Gut-body network platform expenses	$1,720	$1,183	$537
Inflammation programs	4,192	611	3,581
Oncology programs	1,164	742	422
Other program expenses	—	340	(340)
Research and development personnel costs (including stock-based compensation)	3,096	1,814	1,282

Total research and development expenses	$10,172	$4,690	$5,482

Research and development expenses were $10.2 million for the three months ended June 30, 2018, compared to $4.7 million for the three months ended June 30, 2017. The increase of $5.5 million was due primarily to an increase of $3.6 million in costs for our inflammation programs, driven by external preclinical research and manufacturing costs, an increase of $0.5 million in gut-body network platform expenses in line with our strategy to maximize the potential of our platform and an increase of $1.3 million in personnel costs, including an increase of $0.6 million in stock-based compensation expense. We expect that our research and development expenses will continue to increase in the foreseeable future as we continue to advance our pre-clinical and clinical programs and seek to expand our platform and its application to additional therapeutic areas.

General and Administrative Expenses (in thousands):

	Three Months Ended June 30,
	2018	2017	Change
General and administrative personnel costs (including stock-based compensation)	$2,679	$769	$1,910
Professional fees	856	394	462
Facility costs, office expense and other	1,521	365	1,156

Total general and administrative expenses	$5,056	$1,528	$3,528

General and administrative expenses were $5.1 million for the three months ended June 30, 2018, compared to $1.5 million for the three months ended June 30, 2017. The increase of $3.5 million primarily reflects costs required to support our growing organization. Personnel costs increased by $1.9 million reflecting an increase in headcount, including an increase of $1.3 million in stock-based compensation expense. Professional fees increased $0.5 million, reflecting increases in legal, patent and other professional consulting fees. Facilities costs increased $1.2 million primarily due to the expansion of our leased space to support the growth of the Company. We expect general and administrative expenses to continue to increase due to higher personnel and related costs, professional fees and consulting expenses in support of the continued growth of the Company.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2018 was income of $0.1 million, compared to an expense of $0.1 million for the three months ended June 30, 2017. This change was driven by an increase in interest income of approximately $0.5 million due to a larger average cash balance held during the current period partially offset by an increase in interest expense.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017	Change
Operating expenses:
Research and development	$17,315	$8,536	$8,779
General and administrative	8,338	2,890	5,448
Total operating expenses	25,653	11,426	14,227

Loss from operations	(25,653)	(11,426)	(14,227)
Other (expense) income:
Interest income (expense), net	413	(147)	560
Other expense	(406)	(158)	(248)

Other income (expense), net	7	(305)	312
Net loss	$(25,646)	$(11,731)	$(13,915)

Research and Development Expenses (in thousands):

	Six Months Ended June 30,
	2018	2017	Change
Gut-body network platform expenses	$3,831	$1,951	$1,880
Inflammation programs	6,062	918	5,144
Oncology programs	1,929	1,744	185
Other program expenses	43	520	(477)
Research and development personnel costs (including stock-based compensation)	5,450	3,403	2,047

Total research and development expenses	$17,315	$8,536	$8,779

Research and development expenses were $17.3 million for the six months ended June 30, 2018, compared to $8.5 million for the six months ended June 30, 2017. The increase of $8.8 million was due primarily to an increase of $5.1 million in costs for our inflammation programs, driven by external preclinical research, manufacturing costs and licensing expense, an increase of $1.9 million in gut-body network platform expenses in line with our strategy to maximize the potential of our platform and an increase of $2.0 million in personnel costs, including an increase of $0.8 million in stock-based compensation expense.

General and Administrative Expenses (in thousands):

	Six Months Ended June 30,
	2018	2017	Change
General and administrative personnel costs (including stock-based compensation)	$4,102	$1,543	$2,559
Professional fees	1,956	622	1,334
Facility costs, office expense and other	2,280	725	1,555

Total general and administrative expenses	$8,338	$2,890	$5,448

General and administrative expenses were $8.3 million for the six months ended June 30, 2018, compared to $2.9 million for the six months ended June 30, 2017. The increase of $5.4 million primarily reflects costs required to support our growing organization. Personnel costs increased by $2.6 million due to an increase in headcount, including an increase of $1.6 million in stock-based compensation expense. Professional fees increased $1.3 million, primarily reflecting increases in legal, patent and other professional consulting fees. Facilities costs increased $1.6 million primarily due to the expansion of our leased space to support the growth of the Company. We expect general and administrative expenses to continue to increase due to higher personnel and related costs, professional fees and consulting expenses in support of the continued growth of the Company.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2018 was $0.0 million, compared to an expense of $0.3 million for the six months ended June 30, 2017. This change was driven by an increase in interest income of approximately $0.7 million due to a larger average cash balance held during the current period, offset by an increase in interest expense.

Liquidity and Capital Resources

To date, we have financed our operations primarily with proceeds from the initial public offering of our common stock, sales of our convertible preferred stock to our equity investors and borrowings under the loan and security agreement. From our inception through June 30, 2018, we have received gross proceeds of $256.9 million from such transactions, including $15.0 million borrowed under the loan and security agreement. As of June 30, 2018, we had cash and cash equivalents of $178.9 million and an accumulated deficit of $82.1 million. Our cash and cash equivalents totaled approximately $38.2 million as of December 31, 2017.

We have incurred losses and generated negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $15.1 million and $25.6 million for the three and six months ended June 30, 2018, respectively, and $6.4 million and $11.7 million for the three and six months ended June 30, 2017, respectively.

On May 11, 2018, we completed our IPO of 5,312,500 shares of common stock at a public offering price of $16.00 per share. The gross proceeds from the IPO were $85.0 million and the net proceeds were approximately $75.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

We expect that our existing cash and cash equivalents, together with the net proceeds from the IPO, will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2020.

Until such time, if ever, as we can generate revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaborations, license and development agreements. To the extent that we raise additional capital through future equity offerings or debt financings, ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the common stockholders. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that such financings will be obtained on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue our research and development programs or future commercialization efforts. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties for one or more of our current or future drug candidates, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash used in operating activities	$(19,163)	$(9,865)
Cash used in investing activities	(2,663)	(999)
Cash provided by financing activities	162,482	48,942

Net increase in cash, cash equivalents and restricted cash	$140,656	$38,078

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018, was $19.2 million driven primarily by our net loss of $25.6 million. This was partially offset by a net change in working capital of $1.9 million and non-cash charges, including stock-based compensation expense of $2.9 million, depreciation expense of $1.3 million, and a change in fair value of warrant liability and debt derivative of $0.4 million.

Net cash used in operating activities for the six months ended June 30, 2017, was $9.9 million, primarily due to our net loss of $11.7 million. This was partially offset by a net change in working capital of $0.9 million, non-cash charges, including stock-based compensation expense of $0.5 million, and depreciation of $0.3 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018, was $2.7 million for the purchase of capital equipment during the period.

Net cash used in investing activities for the six months ended June 30, 2017, was $1.0 million for the purchase of capital equipment during the period.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 was $162.5 million, primarily consisting of net proceeds of $76.3 million from our IPO, net proceeds of $81.3 million from the issuance of our Series C Preferred Stock as well as net proceeds of $5.0 million from the issuance of long-term debt. This is partially offset by a payment made for the settlement of a derivative liability of $0.3 million.

Net cash provided by financing activities for the six months ended June 30, 2017 was $48.9 million, primarily consisting of the net proceeds from the issuance of our Series B Preferred Stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
Operating lease commitments(1)	22,029	$2,761	$5,814	$6,125	$7,329
Debt obligations(2)	16,732	798	14,991	943	—
Obligations for research, development and manufacturing(3)	4,673	3,018	1,655	—	—

Total	$43,434	$6,577	$22,460	$7,068	$7,329

(1)

Amounts in the table reflect payments due for our laboratory and office space in Cambridge, Massachusetts under three operating lease agreements that are scheduled to expire in 2018, 2020 and 2025, net of future minimum subrental payments.

(2)	Reflects the contractually required principal and interest payments payable pursuant to our loan and security agreement, which was amended in February 2018.
(3)	Amounts represent the minimum cash amounts due on contractually obligated research, development and manufacturing contracts.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”) with the SEC on May 9, 2018 and the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2018, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our final prospectus filed on May 9, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2018, our cash and cash equivalents consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of June 30, 2018, we had $15.0 million of borrowings outstanding under term loans pursuant to our loan and security agreement with Pacific Western Bank. These term loans bear interest at a variable annual rate equal to the greater of (a) 0.25% above the Prime Rate or (b) 4.50%, thereby exposing us to interest rate risk. Based on the $15.0 million of principal outstanding as of June 30, 2018, an immediate 10% change in the Prime Rate would not have a material impact on our debt-related obligations, financial position or results of operation.

Foreign Currency Fluctuation Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2018 and 2017.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

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

Since inception, we have incurred significant operating losses. Our net loss was $15.1 million and $25.6 million for the three and six months ended June 30, 2018, respectively, and $28.0 million and $13.3 million for the years ended December 31, 2017 and 2016, respectively. As of June 30, 2018, we had an accumulated deficit of $82.1 million. To date, we have financed our operations through private placements of our preferred stock, borrowings under our loan and security agreement with Pacific Western Bank and proceeds from our initial public offering which was completed in May 2018. We have devoted substantially all of our financial resources and efforts to developing our monoclonal microbial platform, identifying potential product candidates and conducting preclinical studies. We are in the early stages of developing our product candidates, and we have not completed the development of any monoclonal microbial therapies or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We expect that our cash and cash equivalents as of June 30, 2018, together with net proceeds from the IPO, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the progress and results of any ongoing and future clinical trials;

•	the cost of manufacturing clinical supplies of our product candidates, including EDP1066, EDP1815 and EDP1503;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for any other future product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	the effect of competing technological and market developments; and

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

We have a $15.0 million term loan credit facility with Pacific Western Bank, or the loan and security agreement, that is secured by a lien covering substantially all of our personal property, excluding intellectual property. As of June 30, 2018, the outstanding principal balance under the loan and security agreement was $15.0 million. The loan and security agreement contains customary affirmative and negative covenants and events of default applicable to us and our subsidiaries.

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

Based on the number of shares of common stock outstanding as of July 31, 2018, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates will, in the aggregate, hold shares representing approximately 75% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership control may have the effect of delaying, deferring or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

At various times between April 1, 2018 and June 30, 2018, we issued 68,349 shares of common stock upon the exercise of a warrant to purchase common stock, the exercise of common stock options and the vesting of early exercised stock options pursuant to Section 4(a)(2) of the Securities Act and Rule 506 as transactions not involving a public offering.

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

The net proceeds of approximately $75.8 million from our initial public offering have been invested in government backed $1 net asset value money market funds. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, dated May 8, 2018, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement on Form S-1.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Evelo Biosciences, Inc.	8-K	001-38473	3.1	5/11/18

3.2	Amended and Restated Bylaws of Evelo Biosciences, Inc.	8-K	001-38473	3.2	5/11/18

10.1	2018 Incentive Award Plan, and U.K. sub-plan and forms of award agreements thereunder	S-1/A	333-224278	10.2	4/30/18

10.2	2018 Employee Stock Purchase Plan	S-1/A	333-224278	10.3	4/30/18

10.3	Non-Employee Director Compensation Program	S-1/A	333-224278	10.4	4/30/18

10.4	Executive Severance Plan	S-1/A	333-224278	10.5	4/30/18

10.5	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-224278	10.6	4/30/18

10.6	Terms and Conditions of Employment between Evelo Biosciences, Inc. and Duncan McHale, M.D., Ph.D., effective as of May 11, 2018	S-1/A	333-224278	10.9	4/30/18

10.7	Offer Letter between Evelo Biosciences, Inc. and Balkrishan (Simba) Gill, Ph.D., dated June 25, 2015, as amended on April 26, 2018	S-1/A	333-224278	10.11	4/30/18

10.8	Terms and Conditions of Employment between Evelo Biosciences, Inc. and Duncan McHale, M.D., Ph.D., dated December 15, 2017, as amended on April 16, 2018	S-1/A	333-224278	10.12	4/30/18

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

EVELO BIOSCIENCES, INC.

Date: August 2, 2018	By:	/s/ Balkrishan (Simba) Gill, Ph.D.
Balkrishan (Simba) Gill, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 2, 2018	By:	/s/ Jonathan Poole
Jonathan Poole
Chief Financial Officer
(Principal Financial and Accounting Officer)