Form 10-Q
period 2018-09-30
Evelo Biosciences, Inc.
filed 2018-11-02
CIK 1694665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
(617) 577-0300
(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2018, the registrant had 31,769,199 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Form 10Q, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

Evelo Biosciences, Inc.
Form 10-Q for Quarterly Period Ended September 30, 2018

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Evelo Biosciences, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except per share and share amounts)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$79,713	$38,246
Short-term investments	84,615	—
Prepaid expenses and other current assets	3,711	531
Total current assets	168,039	38,777
Property and equipment, net	6,069	3,496
Other assets	1,498	1,515
Total assets	$175,606	$43,788
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,880	$1,411
Accrued expenses	5,561	2,199
Other current liabilities	972	229
Total current liabilities	9,413	3,839
Noncurrent liabilities:
Long-term debt, net of current portion	14,155	9,966
Deferred rent, net of current portion	941	478
Other noncurrent liabilities	337	526
Total liabilities	24,846	14,809
Commitments and contingencies
Convertible preferred stock:
Convertible preferred stock, $0.001 par value; none and 66,311,563 shares authorized at September 30, 2018 and December 31, 2017, respectively; none and 65,833,096 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively; aggregate liquidation preference of $0 and $89,975 at September 30, 2018 and December 31, 2017, respectively	—	83,702
Stockholder’s equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 and no shares authorized at September 30, 2018 and December 31, 2017, respectively; no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value; 200,000,000 and 23,780,338 shares authorized at September 30, 2018 and December 31, 2017, respectively; 31,926,664 and 4,138,483 shares issued and 31,757,707 and 3,880,607 shares outstanding at September 30, 2018 and December 31, 2017, respectively	32	4
Additional paid-in capital	248,703	1,684
Accumulated other comprehensive income	(38)	—
Accumulated deficit	(97,937)	(56,411)
Total stockholders’ equity (deficit)	150,760	(54,723)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$175,606	$43,788
See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$11,227	$5,345	$28,542	$13,881
General and administrative	5,230	2,693	13,568	5,583
Total operating expenses	16,457	8,038	42,110	19,464
Loss from operations	(16,457)	(8,038)	(42,110)	(19,464)
Other income (expense):
Interest income (expense), net	600	(69)	1,013	(216)
Other expenses	—	(66)	(406)	(224)
Other income (expense), net	600	(135)	607	(440)
Net loss	$(15,857)	$(8,173)	$(41,503)	$(19,904)
Convertible preferred stock dividends	—	(1,708)	(3,937)	(4,355)
Net loss attributable to common stockholders	$(15,857)	$(9,881)	$(45,440)	$(24,259)

Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(2.61)	$(2.45)	$(6.52)
Weighted-average number of common shares outstanding, basic and diluted	31,741,683	3,779,728	18,532,408	3,721,531

Comprehensive loss:
Net loss	$(15,857)	$(8,173)	$(41,503)	$(19,904)
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	(38)	—	(38)	—
Comprehensive loss	$(15,895)	$(8,173)	$(41,541)	$(19,904)
See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(41,503)	$(19,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,494	906
Depreciation expense	1,575	589
Change in fair value of warrant and debt derivative liability	406	377
Non-cash interest expense	78	30
Changes in assets and liabilities:
Prepaid expenses and other current assets	(3,180)	(134)
Accounts payable	1,375	(229)
Accrued expenses and other current liabilities	4,314	2,883
Other liabilities	618	(57)
Net cash used in operating activities	(31,823)	(15,539)
Investing activities
Purchase of investments	(84,653)	—
Purchases of property and equipment	(4,227)	(1,621)
Proceeds from the sale of fixed assets	171	—
Net cash used in investing activities	(88,709)	(1,621)
Financing activities
Proceeds from the issuance of common stock upon completion of initial public offering	85,000	—
Cash payment of initial public offering costs	(9,171)	—
Net proceeds from the issuance of convertible preferred stock	81,336	48,903
Net proceeds from the issuance of long-term debt	4,975	—
Settlement of derivative liability	(250)	—
Proceeds from the exercise of stock options, restricted common stock and warrants	104	56
Net cash provided by financing activities	161,994	48,959
Net increase in cash, cash equivalents and restricted cash	41,462	31,799
Cash, cash equivalents and restricted cash – beginning of period	39,746	15,786
Cash, cash equivalents and restricted cash – end of period	$81,208	$47,585
Supplemental disclosure of cash flow information
Cash paid for interest	$535	$324
Noncash investing and financing activities
Conversion of convertible preferred stock into common stock upon closing of initial public offering	$165,778	$—
Property and equipment additions in accounts payable and accrued expenses	$176	$6
Conversion of convertible preferred stock warrants into common stock warrants	$819	$—
Issuance of debt derivative liability in connection with long-term debt facility	$150	$—
Issuance of warrants in connection with long-term debt facility	$89	$—
Accretion of convertible preferred stock	$—	$23
See accompanying notes to the condensed consolidated financial statements.

EVELO BIOSCIENCES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Organization and Basis of Presentation
Evelo Biosciences, Inc. (the "Company”) is a biotechnology company which was incorporated in Delaware on May 6, 2014. The Company focuses on the development of monoclonal microbials, which are designed to act on the gut-body network for the treatment of many diseases, beginning with inflammatory diseases and cancer. The Company is headquartered in Cambridge, Massachusetts.
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
The Company has funded its operations from the issuance of convertible notes, convertible preferred stock, common stock and debt financing. At September 30, 2018, the Company had cash, cash equivalents and short-term investments of $164.3 million and an accumulated deficit of $97.9 million. In February and March 2018, the Company raised gross proceeds of $81.5 million from the sale of Series C convertible preferred stock. Additionally, in February 2018, the Company drew down an additional $5.0 million of borrowing capacity which was available under the current debt facility.
On April 27, 2018, the Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware, to effect a 1-for-4.079 reverse stock split of the Company’s common stock. All share and per share data shown in the accompanying financial statements and related notes have been retroactively revised to reflect the reverse stock split.
On May 11, 2018, the Company completed an initial public offering (the “IPO”) of 5,312,500 shares of its common stock for aggregate gross proceeds of $85.0 million. The Company received $75.8 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. Upon closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 22,386,677 shares of common stock at the applicable conversion ratio then in effect.
The Company has incurred operating losses since inception and expects such losses and negative operating cash flows to continue for the foreseeable future. The transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure. Based on the Company’s current operating plan, the Company believes that its cash, cash equivalents and short-term investments at September 30, 2018 will be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Quarterly Report on Form 10-Q. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017 and notes thereto, included in the Company’s Form S-1/A for the year ended December 31, 2017 filed with the SEC on April 30, 2018. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2018, the results of its operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or for any future period.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss. Comprehensive loss totaled $15.9 million and $41.5 million, respectively, for the three and nine months ended September 30, 2018.

Cash, Cash Equivalents, and Restricted Cash
Cash equivalents are comprised of highly liquid investments that are readily convertible into cash with original maturities of three months or less. Cash and cash equivalents include cash held in banks and amounts held in money market funds and U.S treasuries with original maturities of three months or less. Cash equivalents are stated at cost, which approximates market value. The Company’s restricted cash consists of restricted cash in connection with building leases for the Company’s office and laboratory premises. Restricted cash totaled $1.5 million at both September 30, 2018 and December 31, 2017 and is classified within the other assets on the accompanying condensed consolidated balance sheets. The following reconciles cash, cash equivalents and restricted cash as of September 30, 2018 and December 31, 2017, as presented on the Company's statements of cash flows, to its related balance sheet accounts (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents:
Cash	$1,114	$13,204
Money market funds	62,861	25,042
U.S. treasury securities	15,738	—
Total cash and cash equivalents	79,713	38,246
Restricted cash	1,495	1,500
Cash, cash equivalents and restricted cash	$81,208	$39,746
Investments

The Company accounts for and classifies its investments as either “available-for-sale,” “trading,” or “held-to-maturity,” in accordance with the accounting guidance related to the accounting and classification of certain investments in debt and equity securities. The determination of the appropriate classification is based primarily on management’s intent to sell the investment at the time of purchase. As of September 30, 2018, all of the Company's investments were classified as available‑for‑sale securities.

Available‑for‑sale securities are those securities which the Company views as available for use in current operations, if needed. The Company generally classifies its available‑for‑sale securities as short‑term investments, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available‑for‑sale investments are stated at fair value with their unrealized gains and losses included in accumulated other comprehensive loss within stockholders’ (deficit) equity, until such gains and losses are realized in other income (expense) within the consolidated statements of operations and comprehensive loss or until an unrealized loss is considered other‑than‑temporary.

The Company recognizes other‑than‑temporary impairments of its investments in debt securities when there is a decline in fair value below the amortized cost basis and if (a) it has the intent to sell the security or (b) it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If either of these conditions is met, the Company recognizes the difference between the amortized cost of the security and its fair value at the impairment measurement date in the consolidated statements of operations and comprehensive loss. If neither of these conditions is met, the Company must perform additional analyses to evaluate whether the unrealized loss is associated with the creditworthiness of the issuer of the security rather than other factors, such as interest rates or market factors. If the Company determines from this analysis that it does not expect to receive cash flows sufficient to recover the entire amortized cost of the security, a credit loss exists, the impairment is considered other-than-temporary and is recognized in its consolidated statements of operations and comprehensive loss.

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
Research and Development Costs
Research and development costs are expensed in the period incurred. Research and development expenses consist of both internal and external costs such as personnel, consulting, clinical trial and manufacturing costs associated with the development of the Company’s product candidates.
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
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-9, Improvements to Employee Share-based Payment Accounting (“ASU 2016-9”). ASU 2016-9 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas of simplification apply only to non-public companies. This guidance was effective on December 31, 2016 for public entities. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for an entity in any interim or annual period for which financial statements have not been issued or made available for issuance. An entity that elects early adoption must adopt all amendments in the same period. The Company adopted this standard on January 1, 2018 and the adoption did not have a material impact on its condensed consolidated financial statements. The Company elected an accounting policy to record forfeitures as they occur.
In May 2017, the FASB issued ASU 2017-9, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-9”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017, for both public entities and non-public entities. Early adoption is permitted. The Company adopted this standard on January 1, 2018 and the adoption did not have a material impact on its condensed consolidated financial statements.
Accounting Pronouncements Issued and Not Adopted as of September 30, 2018
In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”), and further updated through ASU 2016-12 (“ASU 2016-12”), which amends the existing accounting standards for revenue recognition. ASU 2014-9 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products are transferred to customers. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017, for public entities and no later than for annual reporting periods beginning after December 15, 2018, for non-public entities. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. While the Company continues to assess all potential impacts under ASU 2014-9, it does not believe adopting the new revenue recognition standard will have a material impact on its consolidated financial statements as the Company is not yet generating revenues.

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) (“ASU 2016-2”), which supersedes the guidance in former ASC 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018, for public entities and no later than for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020 for non-public entities. Early adoption is permitted for all entities. ASU 2016-2 is expected to impact the Company’s consolidated financial statements as the Company has certain operating lease arrangements for which the Company is the lessee. Management is currently evaluating the impact the adoption of ASU 2016-2 will have on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting (Topic 718) ("ASU 2018-07"), which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted but no earlier than the Company's adoption date of Topic 606. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. The Company is currently evaluating the impact that ASU 2018-07 will have on it's consolidated financial statements.

3. Investments

As of September 30, 2018 and December 31, 2017, the Company had short-term investments, consisting entirely of U.S. treasury securities, of $84.6 million and none, respectively.

The following table summarizes the Company's investments held at September 30, 2018, which are all classified as available-for-sale (in thousands):

Description	Amortized cost	Unrealized Gain	Unrealized Loss	Fair Value
September 30, 2018:
U.S. treasury securities	$84,653	$—	$(38)	$84,615
Total	$84,653	$—	$(38)	$84,615

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2018 the balance in the Company’s accumulated other comprehensive loss was comprised of activity related to the Company’s available-for-sale investments. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the nine months ended September 30, 2018 or 2017, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods.

As of September 30, 2018, the aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months was $84.6 million and none of these securities had remaining maturities of greater than three years. The Company has the intent and ability to hold such securities until recovery. The Company determined that there has been no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of September 30, 2018 or December 31, 2017.

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2018 and December 31, 2017 (in thousands):

Description	September 30, 2018	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds included within cash and cash equivalents	$62,861	$62,861	$—	$—
U.S. treasury securities included within cash and cash equivalents	15,738	—	15,738	—
U.S. treasury securities included within short-term investments	84,615	—	84,615	—
Total	$163,214	$62,861	$100,353	$—

Description	December 31, 2017	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds included within cash and cash equivalents	$25,042	$25,042	$—	$—
Total	$25,042	$25,042	$—	$—
Liabilities:
Preferred Stock Warrant Liability	$424	$—	$—	$424
Total	$424	$—	$—	$424

As of September 30, 2018 and December 31, 2017, the Company's cash equivalents and short-term investments have been initially valued at the transaction price and subsequently valued utilizing a third party pricing service. The Company validates the prices provided by its third-party pricing service by understanding the models used and obtaining market values from other pricing sources.
Preferred Stock Warrant Liabilities (the Warrants) relate to warrants to purchase convertible preferred stock issued by the Company in connection with entering into debt facility transactions from 2015 through 2018 as well as assuming warrants to purchase convertible preferred stock in connection with the acquisition of Epiva, a privately held research company. These Warrants are considered a Level 3 liability since their fair value measurements are based, in part, on significant inputs not observed in the market and reflect the Company’s assumptions as to the fair value of the underlying convertible preferred stock and the expected volatility of the Company’s convertible preferred stock, as well as estimates regarding the number of shares for which the Warrants will be exercisable.
The estimated fair value of the Warrants was determined using the Black-Scholes option-pricing model. A significant input to the fair value of the Warrants is the fair value of the Series A Preferred Stock, Series A-1 Preferred Stock, Series A-3 Preferred Stock and Series B Preferred Stock. The fair value of the Warrants are remeasured at each reporting date using then-current assumptions with changes in fair value charged to other expense on the statements of operations and comprehensive loss.

As of December 31, 2017, the Warrants were valued at $0.4 million and included in other non-current liabilities on the consolidated balance sheets. The assumptions used represent the Company’s best estimates at the time of valuation. The following assumptions were used in valuing the material Warrants:

December 31, 2017
Risk-free interest rate	2.4 - 2.5%
Expected dividend yield	—%
Expected term (in years)	7.9 - 8.6
Expected volatility	81 - 82%
Fair value of preferred stock	$2.41 – 2.56
Based on the terms and conditions of the Company’s Warrants, upon closing of the Company’s IPO on May 11, 2018, the Warrants converted to common stock warrants. On that date, the Company remeasured the Warrants and reclassified the total carrying value to additional paid-in capital. The Company performed the final remeasurement of the Warrants using the fair value of the underlying common shares of $16.00 per share on May 11, 2018 and recorded the change in fair value in other income (expense), net in the consolidated statement of operations and comprehensive loss.
The following assumptions were used to measure the fair market value of the Warrants at conversion on May 11, 2018.

Risk-free interest rate	2.3 - 2.4%
Expected dividend yield	—%
Expected term (in years)	7.5 - 9.8
Expected volatility	78 - 82%
Fair value of common stock	$16.00
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

The following table provides a roll-forward of the fair value of the warrant and debt derivative liability measured at fair value on a recurring basis using Level 3 significant unobservable inputs (in thousands):

Level 3 Liabilities
Balance at December 31, 2017	$424
Issuance of embedded derivative instrument	150
Change in fair value of derivative instrument included in other income (expense), net	100
Settlement of derivative instrument	(250)
Issuance of warrants to purchase convertible preferred stock	89
Change in fair value of warrant liability, included in other income (expense), net	306
Exercise of warrants	(819)
Balance at September 30, 2018	$—
The estimated fair value of long-term debt approximates its carrying value as the effective interest rate approximates market rates. The fair value of long-term debt, which may differ from its carrying value, is determined by market interest rates from debt arrangements which are observed in market trading which are similar to the Company’s arrangement and are considered a Level 2 input.

5. Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Property and equipment:
Lab equipment	$5,078	$3,189
Leasehold improvements	1,806	1,334
Furniture and fixtures	522	217
Computers and software	110	77
Office equipment	9	9
Construction-in-process	136	99
Property and equipment	7,661	4,925
Less: accumulated depreciation	(1,592)	(1,429)
Property and equipment, net	$6,069	$3,496
The Company recognized $0.3 million and $1.6 million of depreciation expense for the three and nine months ended September 30, 2018, respectively and $0.2 million and $0.6 million for the three and nine months ended September 30, 2017, respectively.
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
In February 2018, the Company drew the additional $5.0 million available under the Credit Facility. This resulted in an increase to the interest rate to the higher of (i) prime plus 0.25% or (ii) 4.50% per annum. The interest only payment period was extended through to August 15, 2019. Upon the expiration of the interest only period, amounts borrowed will be repaid over 24 equal monthly payments of principal plus interest accrued through August 15, 2021. As such, $0.6 million and $14.2 million of the debt obligation have been included as current and long-term, respectively, on the Company’s consolidated balance sheet. The Company may prepay the outstanding loan at its option with a prepayment fee of 2% of principal amount if prepayment is made before August 15, 2018 or 0.5% if the prepayment is made between August 15, 2018 and August 15, 2019.
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
The Company has the following minimum aggregate future loan payments at September 30, 2018 (in thousands):

Twelve month period ending September 30,	Amount
2019	$1,450
2020	8,102
2021	7,064
Total minimum payments	$16,616
Less amounts representing interest and discount	(1,836)
Less current portion	(625)
Long-term debt, net of current portion	$14,155
The Credit Facility contains negative covenants restricting the Company’s activities, including limitations on cash deposits, dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or making investments and certain other business transactions. There are no financial covenants associated with the agreement. The obligations under the agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition. The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the long-term portion of the outstanding principal in non-current liabilities.
Interest expense related to the loan and security agreement was $0.2 million and $0.6 million for the three and nine months ended September 30, 2018, respectively, and was $0.1 million and $0.4 million for the three and nine months ended September 30, 2017, respectively.
7. In-License Agreements
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
On August 6, 2017, the Company and Mayo entered into a license agreement (“2017 Mayo License Agreement”). Under the 2017 Mayo License Agreement, Mayo granted the Company (i) an exclusive, worldwide, sublicensable license under Mayo’s rights to certain intellectual property and microbial strains (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how, in each case, to develop and commercialize certain microbial strains and licensed products incorporating any such strains. As consideration, the Company paid a nonrefundable upfront fee of $0.2 million and annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2017. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe Mayo milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $56.0 million in the aggregate, as well as royalties on net sales of licensed products low single-digit percentages. At September 30, 2018, $0.1 million was due to Mayo under this agreement.

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
8. Commitments and Contingencies
Lease Obligations
In January 2018, the Company entered into an operating sublease arrangement to lease approximately 40,765 square feet for its office and research development space at 620 Memorial Drive, Cambridge, MA 02139 from February 2018 to September 2025. The Company maintains an additional separate operating lease for office and laboratory space that is scheduled to expire in 2020. The leases require security deposits, which the Company has primarily met with letters of credit from a financial institution that are secured with cash on deposit.
In June 2018, the Company entered into a sublease arrangement with a third party to lease space subject to an operating lease that is scheduled to expire in 2020. The future minimum rental payments to be received under this agreement total $0.8 million and are equivalent to the minimum payments due from the Company to the landlord.
The Company recorded rent expense of $0.7 million and $2.2 million for the three and nine months ended September 30, 2018, respectively, which are net of sublease rent income of $0.2 million in both periods. The Company recorded rent expense of $0.2 million and $0.7 million for the three and nine months ended September 30, 2017, respectively.
The minimum aggregate future lease commitments, exclusive of any offsetting sublease rental payments, at September 30, 2018, are as follows (in thousands).

Twelve month period ending September 30,	Amount
2019	$3,256
2020	3,187
2021	2,951
2022	3,040
2023	3,131
Thereafter	6,546
$22,111
Biose Industrie
On February 15, 2018, the Company entered into an Exclusivity and Commitment Agreement with Biose Industrie (“Biose”), a French corporation, in which Biose has agreed to exclusively manufacture certain microbial biotherapeutic products for the Company and reserve agreed upon manufacturing resources to conduct manufacturing runs for such products. Under the terms of this agreement, the Company agreed to annual fees in the mid-six digits in consideration of both exclusivity for the manufacture of monoclonal microbials and for a set minimum number of manufacturing runs per year. The Company has agreed to pay an exclusivity fee of $0.3 million per year.
The Company may periodically become subject to legal proceedings and claims arising in connection with on-going business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities.

9. Stockholders’ Equity (Deficit) and Convertible Preferred Stock
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
10. Stock-Based Compensation
2018 Incentive Award Plan
The Company’s board of directors adopted on May 8, 2018, and the Company’s stockholders approved, the 2018 Incentive Award Plan (the “2018 Plan”), under which the Company may grant cash and equity-based incentive awards to the Company’s employees, officers, directors, consultants and advisors. Following the effectiveness of the 2018 Plan, the Company ceased making grants under the 2015 Stock Incentive Plan. The 2018 Plan allows the Company to grant awards for up to 1,344,692 shares of common stock plus that number of shares of common stock related to awards outstanding under the 2015 Incentive Plan, as amended (“2015” Plan), that are forfeited, lapse unexercised or are settled in cash. Each year starting with 2019, the number of shares available for grants of awards under the 2018 Plan will be increased automatically on January 1 by a number of shares of common stock equal to the lesser of 4% of the shares of common stock outstanding at such time or the number of shares determined by the Company’s board of directors. The 2015 Plan will continue to govern the terms and conditions of the outstanding awards granted under it. The exercise price of stock options granted under the 2018 Plan is equal to the closing price of a share of the Company’s common stock on the grant date. Options granted under the Plan expire no more than 10 years from the date of grant. Equity-based incentive awards for the purchase up to 502,776 shares of the Company’s common stock have been issued under the 2018 Plan, of which none have been canceled or exercised. As of September 30, 2018, 875,285 shares of common stock are available for future grant under the 2018 Plan, which includes 33,369 shares canceled under the 2015 Plan.
2015 Stock Incentive Plan
Prior to the approval of the 2018 Plan, the Company granted equity awards under the 2015 Plan, which originally provided for grant of incentive stock options, non-qualified stock options, restricted stock awards, or RSAs, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors.
The terms of stock awards agreements, including vesting requirements, are determined by the board of directors and are subject to the provisions of the 2015 Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. A limited number of awards contain performance-based vesting criteria and for such awards that are deemed probable of vesting, the Company records expense in the period in which such determination is made through any estimated remaining vesting period. Certain options provide for accelerated vesting in the event of a change in control. Awards granted to non-employee consultants generally vest monthly over a period of one to four years. Stock options issued under the 2015 Plan expire no more than 10 years from the date of grant. As of the adoption of the 2018 Plan, the Company ceased making awards under the 2015 Plan.
Under the 2015 Plan, the Company was authorized to grant equity awards up to an aggregate of 5,417,044 shares of common stock. As of September 30, 2018, an aggregate of 5,758,518 options and other equity awards had been granted under the 2015 Plan, of which 861,175 have been exercised and 487,846 have been canceled as of September 30, 2018. A total of 113,006 shares previously reserved under the 2015 Plan that had not been exercised or were otherwise subject to outstanding exercise awards were no longer authorized as of May 8, 2018.
Stock-based compensation expense included in the Company’s statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$764	$224	$1,767	$439
General and administrative	831	211	2,727	467
Total stock-based compensation expense	$1,595	$435	$4,494	$906
A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2017	3,179,536	$1.88
Granted	1,811,957	11.47
Exercised	(41,436)	1.07
Canceled	(37,776)	5.75
Options outstanding at September 30, 2018	4,912,281	$5.41
Exercisable as of September 30, 2018	1,289,775	$1.36
Vested and expected to vest as of September 30, 2018 (1)	4,912,281	$5.41

(1)This reflects the Company’s adoption and election under ASU 2016-9 to recognize forfeitures as they occur.

The weighted-average fair value of options granted during the nine months ended September 30, 2018 and 2017 was $8.18 and $3.85, respectively.

On January 30, 2018, the Company issued 250,000 shares of Series B Preferred Stock to a non-employee consultant as part of the consideration for services provided in 2017. The Company has recognized an aggregate of $0.7 million related to this grant as general and administrative expense, of which $0.1 million was recorded in the nine months ended September 30, 2018.
As of September 30, 2018, total unrecognized stock-based compensation expense relating to unvested stock options was $19.4 million. This amount is subject to change as the unvested portion of the stock options granted to non-employees is subject to re-measurement over the vesting period. This amount is expected to be recognized over a weighted average period of 3.36 years.
Restricted Stock
The Company permitted the early exercise of certain stock options prior to vesting by certain directors and officers. This practice ceased in 2017. Any shares issued pursuant to unvested options are restricted and subject to repurchase by the Company until the conditions for vesting are met. Accordingly, based on scheduled vesting dates, the Company has recorded the proceeds from the issuance of restricted stock in the condensed consolidated balance sheets as a component of both other current and noncurrent liabilities. The amounts paid for shares purchased under an early exercise of stock options and subject to repurchase by the Company are reported in stockholders’ equity (deficit) once those shares vest. Upon termination of employment of an option holder, the Company has the right to repurchase, at the original purchase price, any unvested restricted shares.

	Shares	Weighted- Average Exercise Price
Unvested Restricted Common Stock as of December 31, 2017	257,876	$0.40
Vested	(88,929)	0.33
Unvested Restricted Common Stock as of September 30, 2018	168,947	$0.43
As of September 30, 2018, the Company had $0.1 million of unrecognized stock-based compensation expense related to its employee unvested restricted stock awards which is expected to be recognized over a remaining weighted average vesting period of 1.64 years.
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

11. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to losses incurred since inception and the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

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
As a result of the Act, at December 31, 2017 the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company has no foreign earnings and therefore has determined that it is not subject to the transition tax. The Company has completed its analysis of the accounting for the tax effects of enactment of the Act and has determined that there have been no significant changes to the provisional deferred tax balance, or to the offsetting valuation allowance, as a result of that analysis.
12. Net Loss Per Share
Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. The Company has computed diluted net loss per common share after giving consideration to all potentially dilutive common shares, including options to purchase common stock, restricted common stock, convertible preferred stock and warrants to purchase convertible preferred stock, outstanding during the period determined using the if-converted and treasury stock methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and therefore basic and diluted net loss per share have been equivalent.
The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Nine Months Ended September 30,
	2018	2017
Convertible preferred shares (as converted to common stock)	—	16,200,805
Warrant to purchase convertible preferred shares (as converted to common stock)	—	47,630
Unvested common stock from early exercise of options	168,947	289,726
Stock options to purchase common stock	4,912,281	2,768,091
Total	5,081,228	19,306,252
13. Related Party Transactions
The Company receives clinical advisory services from Weatherden Ltd. (“Weatherden”) through a supply of service agreement that was entered into during 2017. Duncan McHale, the Company’s Chief Medical Officer is a part owner of Weatherden. During the nine months ended September 30, 2018 and 2017, the Company paid Weatherden $0.5 million and $0.2 million, respectively. As of September 30, 2018 and 2017, the amounts due to Weatherden under the supply of service agreement were $0.1 million and $0.1 million, respectively.

In June 2018, the Company entered into a subleasing arrangement with VL46, an affiliate of one of its stockholders, Flagship Venture Funds. Under the terms of the sublease, the Company will invoice VL46 for an aggregate $0.9 million in rent payments which are due during the period from July 1, 2018 through April 30, 2020 plus any related taxes and lease operating costs. As of September 30, 2018, $0.2 million related to this sublease agreement has been recorded as an offset to rent expense within the consolidated statements of operations and comprehensive loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our final prospectus, dated May 8, 2018 and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) of the Securities Act on May 9, 2018 (the “Prospectus”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.
Overview
Evelo Biosciences is discovering and developing potential therapies designed to act on the gut-body network. The action of our therapies is based on our growing understanding of the central role of the small intestine of the gut in controlling immune and biological activity throughout the body. The gut-body network represents the connections of the small intestine to all organs and tissues, which enables the small intestine to exert a significant level of control over the body’s immune and biological systems. The centrality of the gut-body network to the immune system has only recently become appreciated, and modern medicine and drug discovery have largely overlooked the importance of the gut-body network in fighting disease. We believe that we have the potential to use the unexplored biology of the gut-body network to develop novel therapies that could transform the treatment of many major diseases, potentially driving profound benefits to patients and society.
The small intestine is the largest part of the immune system and is a central hub of the body’s network of lymphatic vessels. Immune cells from around the body circulate via these lymphatic vessels through tissues of the small intestine, where they are conditioned by exposure to many antigens and immunomodulatory agents that continuously pass through the small intestine. These conditioned immune cells then continue to travel throughout the body and can impact disease and health at all sites of the body. Microbes, in particular, have the ability to condition immune cells in the small intestine.
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
We have built a proprietary platform designed to develop monoclonal microbials as therapeutics. Our platform integrates tools and capabilities necessary to source, select, develop and manufacture monoclonal microbials as therapies. The efficiency of our platform has, in a relatively short period of time, allowed us to produce three product candidates for a range of inflammatory diseases and cancer that we are advancing into clinical trials, beginning with our ongoing Phase 1b clinical trial of EDP 1066, for which we dosed the first subject in April 2018 and expect initial clinical data in the first half of 2019. During the fourth quarter of 2018, we expect the initiation of both the University of Chicago’s investigator-sponsored, open-label Phase 2a clinical trial of our second monoclonal microbial, EDP1503, in combination with a PD-1 inhibitor, in patients with metastatic melanoma as well as a Phase 1b clinical trial of EDP1815, an anti-inflammatory monoclonal microbial product candidate, in both healthy volunteers and patients with psoriasis and atopic dermatitis. In addition, we intend to initiate a Phase 2a clinical trial of EDP1503 in combination with a checkpoint inhibitor in multiple cancer types in the first half of 2019.
We were incorporated and commenced operations in 2014. Since our incorporation, we have devoted substantially all of our resources to developing our clinical and preclinical candidates, building our intellectual property portfolio and process development and manufacturing function, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily with proceeds from sales of convertible preferred stock to our equity investors and borrowings under a loan and security agreement, as amended, with a financial institution. Through September 30, 2018, we had received gross proceeds of

$171.9 million from sales of convertible preferred stock and borrowings under our loan and security agreement. On May 11, 2018, we completed our initial public offering, or the IPO, of 5,312,500 shares of our common stock at a public offering price of $16.00 per share. The shares began trading on the Nasdaq Global Select Market on May 9, 2018. The gross proceeds from the IPO were $85.0 million and the net proceeds were approximately $75.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Upon the closing of the IPO all of the Company’s outstanding shares of convertible preferred stock automatically converted into 22,386,677 shares of common stock at the applicable conversion rate then in effect.

On April 27, 2018, we effected a 1-for-4.079 reverse stock split of our common stock. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. These cash payments were not material. All of our historical share and per share information shown herein and in our unaudited condensed financial statements and related notes have been retroactively adjusted to give effect to this reverse stock split.
We are a development stage company and have not generated any revenue. All of our product candidates are in clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. For the three and nine months ended September 30, 2018, our net loss was $15.9 million and $41.5 million, respectively. As of September 30, 2018, we had an accumulated deficit of $97.9 million. We do not expect to generate revenue from sales of any products for the foreseeable future, if at all.
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
As of September 30, 2018, our principal source of liquidity is cash, cash equivalents and short-term investments, which totaled approximately $164.3 million. We expect that our existing cash, cash equivalents and investments will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2020. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.”

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

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales or licensing of our product candidates. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

•	our ability to add and retain key research and development personnel;

•	our ability to establish an appropriate safety profile with Investigational New Drug-enabling toxicology studies;

•	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, our product candidates;

•	our successful enrollment in and completion of clinical trials;

•	the costs associated with the development of any additional product candidates we identify in-house or acquire through collaborations;

•	our ability to discover, develop and utilize biomarkers to demonstrate target engagement, pathway engagement and the impact on disease progression of our product candidates;

•	our ability to establish and maintain agreements with third-party manufacturers and other entities for clinical trial supply and future commercial supply, if our product candidates are approved;

•	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder;

•	our ability to obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates if and when approved;

•	our receipt of marketing approvals from applicable regulatory authorities;

•	our ability to commercialize products, if and when approved, whether alone or in collaboration with others; and

•	the continued acceptable safety profiles of the product candidates following approval.
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
Interest Income (Expense), Net
Interest income (expense), net consists of interest earned on our cash, cash equivalents and investments balances net of interest expense incurred on our debt. During the three and nine months ended September 30, 2018 and 2017, interest income (expense), net consisted primarily of interest earned on institutional money market instruments and U.S. treasury securities offset by interest at the stated rate on borrowings under our loan and security agreement, amortization of deferred financing costs and interest expense related to the accretion of debt discount associated with the loan and security agreement.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2018 and 2017
The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017	Change
Operating expenses:
Research and development	$11,227	$5,345	$5,882
General and administrative	5,230	2,693	2,537
Total operating expenses	16,457	8,038	8,419
Loss from operations	(16,457)	(8,038)	(8,419)
Other (expense) income:			—
Interest income (expense), net	600	(69)	669
Other expense	—	(66)	66
Other income (expense), net	600	(135)	735
Net loss	$(15,857)	$(8,173)	$(7,684)
Research and Development Expenses (in thousands):

	Three Months Ended September 30,
	2018	2017	Change
Gut-body network platform expenses	$2,287	$851	$1,436
Inflammation programs	3,759	1,526	2,233
Oncology programs	1,976	950	1,026
Other program expenses	—	63	(63)
Research and development personnel costs (including stock-based compensation)	3,205	1,955	1,250
Total research and development expenses	$11,227	$5,345	$5,882
Research and development expenses were $11.2 million for the three months ended September 30, 2018, compared to $5.3 million for the three months ended September 30, 2017. The increase of $5.9 million was due primarily to increases of $2.2 million in costs for our inflammation programs, driven primarily by external manufacturing costs and clinical trial expenses, an increase of $1.4 million in gut-body network platform expenses in line with our strategy to maximize the potential of our platform, as well as an increase of $1.0 million for our oncology programs primarily related to increased costs associated with clinical development activities. Personnel costs increased $1.3 million, including an increase of $0.5 million in stock-based compensation expense. We expect that our research and development expenses will continue to increase in the foreseeable future as we continue to advance our pre-clinical and clinical programs and seek to expand our platform and its application to additional therapeutic areas.
General and Administrative Expenses (in thousands):

	Three Months Ended September 30,
	2018	2017	Change
General and administrative personnel costs (including stock-based compensation)	$2,372	$741	$1,631
Professional fees	1,819	1,406	413
Facility costs, office expense and other	1,039	546	493
Total general and administrative expenses	$5,230	$2,693	$2,537

General and administrative expenses were $5.2 million for the three months ended September 30, 2018, compared to $2.7 million for the three months ended September 30, 2017. The increase of $2.5 million primarily reflects costs required to support our growing organization. Personnel costs increased by $1.6 million reflecting an increase in headcount, including an increase of $0.6 million in stock-based compensation expense. Facility and other costs increased $0.5 million primarily due to the expansion of our leased space to support the growth of the Company. Professional fees increased $0.4 million, reflecting increases in legal, patent and other professional consulting fees. We expect general and administrative expenses to continue to increase due to higher personnel and related costs, professional fees and consulting expenses in support of the continued growth of the Company.
Other Income (Expense), Net
Other income (expense), net for the three months ended September 30, 2018 was income of $0.6 million, compared to an expense of $0.1 million for the three months ended September 30, 2017. This change was driven by an increase in interest income of approximately $0.8 million due to a larger average cash balance held during the current period partially offset by an increase in interest expense.
Comparison of the Nine Months Ended September 30, 2018 and 2017
The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
Operating expenses:
Research and development	$28,542	$13,881	$14,661
General and administrative	13,568	5,583	7,985
Total operating expenses	42,110	19,464	22,646
Loss from operations	(42,110)	(19,464)	(22,646)
Other (expense) income:
Interest income (expense), net	1,013	(216)	1,229
Other expense	(406)	(224)	(182)
Other income (expense), net	607	(440)	1,047
Net loss	$(41,503)	$(19,904)	$(21,599)
Research and Development Expenses (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
Gut-body network platform expenses	$6,117	$2,802	$3,315
Inflammation programs	9,821	2,444	7,377
Oncology programs	3,905	2,693	1,212
Other program expenses	41	583	(542)
Research and development personnel costs (including stock-based compensation)	8,658	5,359	3,299
Total research and development expenses	$28,542	$13,881	$14,661
Research and development expenses were $28.5 million for the nine months ended September 30, 2018, compared to $13.9 million for the nine months ended September 30, 2017. The increase of $14.7 million was due primarily to increases of $7.4 million in costs for our inflammation programs, driven primarily by external manufacturing costs and costs associated with clinical development activities, $3.3 million in gut-body network platform expenses, in line with our strategy to maximize the potential of our platform, and $1.2 million in our oncology programs, primarily related to external manufacturing. Personnel costs increased $3.3 million, including an increase of $1.3 million in stock-based compensation expense.

General and Administrative Expenses (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
General and administrative personnel costs (including stock-based compensation)	$6,474	$2,284	$4,190
Professional fees	4,116	2,028	2,088
Facility costs, office expense and other	2,978	1,271	1,707
Total general and administrative expenses	$13,568	$5,583	$7,985
General and administrative expenses were $13.6 million for the nine months ended September 30, 2018, compared to $5.6 million for the nine months ended September 30, 2017. The increase of $8.0 million primarily reflects costs required to support our growing organization. Personnel costs increased by $4.2 million due to an increase in headcount, including an increase of $2.3 million in stock-based compensation expense. Professional fees increased $2.1 million, primarily reflecting increases in legal, patent and other professional consulting fees. Facility and other costs increased $1.7 million primarily due to the expansion of our leased space to support the growth of the Company. We expect general and administrative expenses to continue to increase due to higher personnel and related costs, professional fees and consulting expenses in support of the continued growth of the Company.
Other Income (Expense), Net
Other income (expense), net for the nine months ended September 30, 2018 was $0.6 million, compared to an expense of $0.4 million for the nine months ended September 30, 2017. This change was driven by an increase in interest income of approximately $1.5 million due to a larger average cash balance held during the current period, offset by an increase in interest expense.
Liquidity and Capital Resources
To date, we have financed our operations primarily with proceeds from the initial public offering of our common stock, sales of our convertible preferred stock to our equity investors and borrowings under the loan and security agreement. From our inception through September 30, 2018, we have received gross proceeds of $256.9 million from such transactions, including $15.0 million borrowed under the loan and security agreement. As of September 30, 2018, we had cash, cash equivalents and short-term investments of $164.3 million and an accumulated deficit of $97.9 million. Our cash and cash equivalents totaled approximately $38.2 million as of December 31, 2017.
We have incurred losses and generated negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $15.9 million and $41.5 million for the three and nine months ended September 30, 2018, respectively, and $8.2 million and $19.9 million for the three and nine months ended September 30, 2017, respectively.
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

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash used in operating activities	$(31,823)	$(15,539)
Cash used in investing activities	(88,709)	(1,621)
Cash provided by financing activities	161,994	48,959
Net increase in cash, cash equivalents and restricted cash	$41,462	$31,799
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2018 was $31.8 million driven primarily by our net loss of $41.5 million. This was partially offset by a net inflows related to changes in working capital of $3.1 million, non-cash charges including stock-based compensation expense of $4.5 million, depreciation expense of $1.6 million, and a change in fair value of warrant liability and debt derivative of $0.4 million.
Net cash used in operating activities for the nine months ended September 30, 2017 was $15.5 million, primarily due to our net loss of $19.9 million. This was partially offset by net inflows related to changes in working capital of $2.5 million, non-cash charges, including stock-based compensation expense of $0.9 million, and depreciation of $0.6 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2018 was $88.7 million, primarily consisted of the purchase of investments totaling $84.7 million. Additionally, the purchase of capital equipment totaled $4.2 million during the period, slightly offset by $0.2 million of cash received for the sale of equipment.

Net cash used in investing activities for the nine months ended September 30, 2017 was $1.6 million for the purchase of capital equipment during the period.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2018 was $162.0 million, primarily consisting of net proceeds of $75.8 million from our IPO, net proceeds of $81.3 million from the issuance of our Series C Preferred Stock as well as net proceeds of $5.0 million from the issuance of long-term debt. This is partially offset by a payment made for the settlement of a derivative liability of $0.3 million.
Net cash provided by financing activities for the nine months ended September 30, 2017 was $49.0 million, primarily consisting of the net proceeds from the issuance of our Series B Preferred Stock.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at September 30, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
Operating lease commitments(1)	$21,314	$2,782	$5,816	$6,170	$6,546
Debt obligations(2)	16,616	1,450	15,166	—	—
Obligations for research, development and manufacturing(3)	4,674	3,109	1,565	—	—
Total	$42,604	$7,341	$22,547	$6,170	$6,546

(1)
Amounts in the table reflect payments due for our laboratory and office space in Cambridge, Massachusetts under two operating lease agreements that are scheduled to expire in 2020 and 2025, net of future minimum subrental payments.

(2)	Reflects the contractually required principal and interest payments payable pursuant to our loan and security agreement, which was amended in February 2018.

(3)
Amounts represent the minimum cash amounts due on contractually obligated research, development and manufacturing contracts. Amounts exclude royalties and future milestones under current license agreements as we cannot estimate if they will occur.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Prospectus and the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2018, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Prospectus.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Fluctuation Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2018, our cash, cash equivalents and short-term investments consisted of cash, money market accounts and U.S. treasury securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.
As of September 30, 2018, we had $15.0 million of borrowings outstanding under term loans pursuant to our loan and security agreement with Pacific Western Bank. These term loans bear interest at a variable annual rate equal to the greater of (a) 0.25% above the Prime Rate or (b) 4.50%, thereby exposing us to interest rate risk. Based on the $15.0 million of principal outstanding as of September 30, 2018, an immediate 10% change in the Prime Rate would not have a material impact on our debt-related obligations, financial position or results of operation.
Foreign Currency Fluctuation Risk
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Fluctuation Risk
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2018 and 2017.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since inception, we have incurred significant operating losses. Our net loss was $15.9 million and $41.5 million for the three and nine months ended September 30, 2018, respectively, and $28.0 million and $13.3 million for the years ended December 31, 2017 and 2016, respectively. As of September 30, 2018, we had an accumulated deficit of $97.9 million. To date, we have financed our operations through private placements of our preferred stock, borrowings under our loan and security agreement with Pacific Western Bank and proceeds from our initial public offering which was completed in May 2018. We have devoted substantially all of our financial resources and efforts to developing our monoclonal microbial platform, identifying potential product candidates and conducting preclinical studies. We are in the early stages of developing our product candidates, and we have not completed the development of any monoclonal microbial therapies or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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
We expect that our cash, cash equivalents and short-term investments as of September 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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
Since our inception in 2014, we have devoted substantially all of our resources to identifying and developing our product candidates, building our intellectual property portfolio, process development and manufacturing function, planning our business, raising capital and providing general and administrative support for these operations. All of our product candidates are in clinical or preclinical development. We dosed the first subjects in our clinical trial of our first monoclonal microbial candidate in our inflammation portfolio, EDP1066, in April 2018 and expect to commence a clinical trial for our second inflammation candidate, EDP1815, in the fourth quarter of 2018, and the first clinical trials of our oncology product candidate, EDP1503, in the fourth quarter of 2018 and the first half of 2019, but have not completed any clinical trials for these or any other product candidates. We have not yet demonstrated our ability to successfully complete any non-clinical toxicology study, Phase 1 clinical study, Phase 2 clinical study or any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control.
Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.
The terms of our loan and security agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
We have a $15.0 million term loan credit facility with Pacific Western Bank, or the loan and security agreement, that is secured by a lien covering substantially all of our personal property, excluding intellectual property. As of September 30, 2018, the outstanding principal balance under the loan and security agreement was $15.0 million. The loan and security agreement contains customary affirmative and negative covenants and events of default applicable to us and our subsidiaries.
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
We believe our product candidates, including EDP1066, EDP1815 and EDP1503, work by modulating the systemic immune response via the gut-body network. This requires our monoclonal microbials, when dosed, to pass safely through the tissues of the gut, where they can interact with the immune cells in the interior of the small intestine called the lumen. Dosing to achieve sufficient exposure may require an inconvenient dosing regimen. Even with successful formulation and delivery to achieve proper exposure of our microbes to the small intestine, we may not get sufficient or even any immune activity at the site of disease. This may be because our understanding of the mechanisms of the gut-body network do not work in humans the way we believe they do. Despite there being strong academic literature to support the concept of the gut-body network and our observations in preclinical studies in mice, these principles and the ability to use monoclonal microbials to modulate the immune system through the gut-body network has not yet been proven in humans.

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
All of our product candidates are currently in clinical or preclinical development. We dosed the first subject in our first clinical trial of EDP1066 in April 2018 and expect to initiate clinical trials of EDP1815 and EDP1503 in the fourth quarter of 2018. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the product development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failed clinical trial can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, in our initial clinical trials, drug products will be delivered in a capsule coated for targeted release in the gut. This formulation has not previously been clinically tested, nor are we able to dose mice with a capsule coated for targeted release in the gut. Our ongoing and planned clinical trials will be the first time this formulation is tested, and we cannot assure you that the results of this formulation will be consistent with the observations from our preclinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks.
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
Based on the number of shares of common stock outstanding as of October 31, 2018, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates will, in the aggregate, hold shares representing approximately 75% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership control may have the effect of delaying, deferring or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Approximately 31.9 million outstanding shares of our common stock are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold on November 5, 2018, 180 days after the date of the initial public offering of our common stock, unless held by one of our affiliates, in which case the resale of those securities will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act. Moreover, holders of an aggregate of approximately 26.0 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, including entities affiliated with Flagship Pioneering, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from the Sale of Registered Securities
On May 11, 2018, we completed the initial public offering of our common stock, or the IPO, and issued and sold 5,312,500 shares of our common stock at a public offering price of $16.00 per share.
The offer and sale of all of the shares in the offering was registered under the Securities Act pursuant to a registration on Form S-1 (Reg. No. 333-224278), as amended, which was declared effective by the Securities and Exchange Commission, or the SEC, on May 8, 2018.
The net proceeds of approximately $75.8 million from our initial public offering have been invested in government backed $1 net asset value money market funds and U.S. treasury securities. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our Prospectus. As of September 30, 2018, we had used $25.3 million of the net proceeds from our IPO.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other information
Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Evelo Biosciences, Inc.	8-K	001-38473	3.1	5/11/2018
3.2	Amended and Restated Bylaws of Evelo Biosciences, Inc.	8-K	001-38473	3.2	5/11/2018
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	XBRL Instance Document					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

EVELO BIOSCIENCES, INC.
Date: November 2, 2018	By:	/s/ Balkrishan (Simba) Gill, Ph.D.
Balkrishan (Simba) Gill, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 2, 2018	By:	/s/ Jonathan Poole
Jonathan Poole
Chief Financial Officer
(Principal Financial and Accounting Officer)