Form 10-K
period 2018-12-31
Evelo Biosciences, Inc.
filed 2019-02-15
CIK 1694665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
For the Fiscal Year Ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-38473

Evelo Biosciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware	2834	46-5594527
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)
620 Memorial Drive,
Cambridge, Massachusetts 02139
(617) 577-0300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of June 30, 2018, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $158.0 million based on the closing price of the registrant’s common stock on June 30, 2018.  The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant.  This determination of affiliate status is not a determination for other purposes.
As of February 8, 2019, there were 31,869,740 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2019 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

1

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative or plural of those terms, and similar expressions.
Forward-looking statements include, but are not limited to, statements about:

•	our status as a development-stage company and our expectation to incur losses in the future;

•	our estimates regarding our expenses, future revenues, anticipated future capital requirements and our need to raise additional funds;

•	our ability to build a pipeline of product candidates and develop and commercialize drugs;

•	our unproven approach to therapeutic intervention;

•	our ability to enroll patients and volunteers in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;

•	the timing of the progress and receipt of data from our clinical trials of EDP-1066, EDP-1815, EDP-1503 and the potential use of those candidates to treat various indications;

•	our ability to establish our own manufacturing facilities and to receive or manufacture sufficient quantities of our product candidates;

•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;

•	our ability to protect and enforce our intellectual property rights;

•	federal, state, and foreign regulatory requirements, including FDA regulation of our product candidates;

•	the timing of clinical trials and the likelihood of regulatory filings and approvals;

•	our ability to obtain and retain key executives and attract and retain qualified personnel;

•	our ability to successfully manage our growth; and

•	developments relating to our competitors and our industry.
Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A. “Risk Factors,” below and for the reasons described elsewhere in this Annual Report on Form 10-K. Any forward-looking statement in this Annual Report on Form 10-K reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs and consumer products, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources and we have not independently verified the data from third party sources. In some cases, we do not expressly refer to the sources from which these data are derived.
In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to “Evelo,” “the Company,” “we,” “us,” “our” and similar references refer to Evelo Biosciences Inc. and its wholly owned subsidiaries. This Annual Report on Form 10-K also contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

ii

PART I
Item 1. Business
Overview
Evelo Biosciences is discovering and developing potential therapies designed to engage immune cells in the small intestine to drive therapeutic immune effects throughout the body for the treatment of inflammatory diseases and cancers. The action of our therapies is based upon the observation that immune cells in the small intestine have a central role in controlling immune and biological activity throughout the body. We refer to this relationship as the gut-body network, which represents the connections of the gut to all organs and tissues. The centrality of the gut-body network to the immune system has only recently become appreciated, and modern medicine and research have largely overlooked the potential role of the gut-body network in treating disease. We believe that we have the potential to use the unexplored biology of the gut-body network to develop novel therapies that could transform the treatment of many major diseases, potentially driving profound benefits to patients and society.
The gut, and specifically the small intestine, is the largest part of the immune system. The small intestine is networked to almost all parts of the body by the lymphatic and nervous systems. As part of this connected network, which we call the gut-body network, the body’s immune cells regularly traffic through the small intestine. The natural biology of the small intestine acts as an important regulator of the human immune system. Specific types of immune cells, such as dendritic cells and macrophages, are resident in the tissue of the small intestine. They sample specific contents in the interior of the small intestine, which is called the lumen. These immune cells then migrate to lymph nodes where they condition other important immune cells, including T-cells. These conditioned T-cells then travel throughout the body via the lymphatic system to impact disease. Microbes, in particular, have the ability to condition immune cells in the small intestine.
We are developing monoclonal microbials, a potential new modality of oral biologic medicines. Monoclonal microbials are orally-delivered pharmaceutical compositions of naturally-occurring, specific single strains of microbes. Our monoclonal microbials engage immune cells in the small intestine and drive changes in systemic biology without systemic exposure and without colonizing the gut in preclinical models. We and our collaborators have observed in preclinical studies that specific monoclonal microbials can downregulate or upregulate immune responses throughout the body by acting on the gut-body network with naturally-evolved pharmacology. We believe that monoclonal microbials exert their effects through interactions with immune cells in the small intestine. Based on our preclinical studies, we believe that our product candidates could improve the treatment of many diseases.
We have built a proprietary platform designed to develop monoclonal microbials as therapeutics. Our platform integrates tools and capabilities necessary to source, select, formulate, develop and manufacture monoclonal microbials as therapies. The efficiency of our platform has, in a relatively short period of time, allowed us to advance three product candidates into clinical trials for a range of inflammatory diseases and cancers.
We believe that monoclonal microbials have the potential to address patient need at all stages of disease. We believe this is due to their potentially superior characteristics over current therapies and the advantages of our platform, specifically:

•
We have observed activity in preclinical animal models for each of our lead product candidates. Each of our monoclonal microbials acts through multiple clinically relevant and validated biological pathways. By acting on multiple pathways simultaneously, we believe monoclonal microbials can impact disease in ways that are not addressable with current single-target therapies.

•
We believe our monoclonal microbials are likely to be well tolerated given that they are naturally occurring, specific single strains of human microbes that engage immune cells in the small intestine and drive changes in systemic biology without systemic exposure and without colonizing the gut. If we validate this profile in clinical trials, we believe monoclonal microbials have the potential to be used at all stages of disease and in many more patients than current immunomodulatory drugs.

•
Our development of monoclonal microbials has the potential to be more efficient than those of other therapeutic classes such as cell therapy, monoclonal antibodies and small molecules. We believe that monoclonal microbials do not require the lengthy target validation and compound discovery requirements of conventional drug discovery. Additionally, we believe the manufacture of monoclonal microbials is meaningfully faster than that of certain other biologics and can further accelerate our path to clinical testing and commercialization.

Our product development strategy is to evaluate a range of monoclonal microbials with different pharmacology in clinical trials across multiple diseases. The initial trials for our product candidates are expected to provide information on safety, tolerability, biomarkers of immune response at and beyond the site of disease and activity on exploratory clinical endpoints. This data may enable expansion into a broad range of clinical indications.

We initiated a clinical trial of our first monoclonal microbial candidate in inflammatory diseases, EDP1066, in April 2018, and initiated a clinical trial for our second inflammation candidate, EDP1815, in November 2018. We expect initial safety and tolerability data in the second quarter of 2019 for EDP1066 and the second half of 2019 for EDP1815. These trials are also evaluating exploratory endpoints of biomarkers of immune response and multiple clinical measures of disease.
We are also developing monoclonal microbial therapies in oncology. Our first oncology product candidate is EDP1503. We initiated our clinical trial of EDP1503 in combination with KEYTRUDA® (pembrolizumab) in multiple oncology indications in December 2018 and we expect to obtain initial clinical data during the first half of 2020. The University of Chicago is conducting a clinical trial with EDP1503 in combination with KEYTRUDA in patients with metastatic melanoma who are previously untreated or who have relapsed following treatment with an anti-PD-1 inhibitor. This trial dosed its first patient in January 2019 and initial clinical data is anticipated in the second half of 2020.
Our ongoing and planned clinical trials for our current product candidates are illustrated below.
Notes:
(1) We expect to advance EDP1815 and EDP1066 into additional inflammatory disease indications in the second half of 2019. We intend to finalize the indication selection decisions after data from the ongoing EDP1066 and EDP1815 clinical trials have been analyzed. Potential indications include asthma, psoriatic arthritis, rheumatoid arthritis and inflammatory bowel disease.
(2) The Phase 1/2 study of EDP1503 in combination with KEYTRUDA is being conducted in a clinical collaboration with Merck & Co, Inc, or Merck.
(3) The Phase 2a study of EDP1503 in combination with KEYTRUDA in melanoma is being conducted as an investigator-sponsored study by the University of Chicago.
Beyond our first set of product candidates, we have identified several other potential candidates from our discovery program, and we are continuing to invest in the discovery of additional potential candidates. We believe monoclonal microbials and our platform have broad potential utility beyond our initial therapeutic focus areas of inflammatory diseases and oncology, and we plan to explore many opportunities in which our platform has the potential to transform the treatment of disease.

Our Strategy
Our goal is to create and develop a new class of therapies that has the potential to transform the treatment of a broad range of diseases by focusing on the gut-body network.
Key elements of our strategy to achieve this goal are to:

•
Explore the full potential of the gut-body network to create an expansive and diversified product portfolio. We believe the gut-body network has applicability across a range of disease areas and we are committed to pursuing the many opportunities in which our platform has the potential to transform the treatment of a broad range of diseases. Our initial focus is on inflammatory diseases and oncology, and we intend to expand into other disease areas, such as autoimmune diseases, respiratory diseases, neuro-inflammation and degeneration, liver diseases, type I diabetes, food allergy, neurobehavior, cardiovascular disease and diseases of metabolism.

•
Develop best-in-class therapies to improve outcomes across various stages of disease. We intend to develop best-in-class orally-delivered therapies and intend to explore the potential of monoclonal microbials across the full spectrum of disease severity, not only in patients with severe or advanced disease. We intend to pursue what we believe to be the inherent advantages of monoclonal microbials to enable use in all stages of disease.

•
Generate early clinical readouts with biomarker-driven validation to efficiently advance our product candidates. We have prioritized indications with ease of accessibility to tissue biopsies for biomarker analysis. We intend to use these biomarkers to clinically validate the immunological activity and dose of our monoclonal microbials and to guide subsequent clinical expansion and patient selection.

•
Industrialize monoclonal microbials to advance and scale our platform. We plan to continue to invest in our platform, which integrates microbiology, immunology and computational biology capabilities. We intend to expand the diversity of our monoclonal microbial library and enhance our proprietary in vitro and in vivo models to optimize selection of our future product candidates. Our manufacturing processes are designed to ensure the quality and scalability of our products. We plan to continue to invest in novel methods for process development, manufacturing and formulation for our monoclonal microbials. Future plans include investment in clinical and commercial scale manufacturing. We plan to leverage the efficiency of our integrated capabilities to accelerate the clinical development of many product candidates.

•
Strengthen and expand our intellectual property to protect our platform. We have exclusive rights to our technologies including issued composition of matter and method of use patents in the United States for our product candidates. We intend to diligently pursue patent protection for our scientific innovations and to maintain a strong and broad estate of patents and trade secrets in the United States and other geographies.

•
Collaborate to realize the potential of the gut-body network and monoclonal microbials. We intend to continue to seek collaborations with academic groups, biotech and pharmaceutical companies to realize the value of our broad platform and extend the range of our development activities and disease areas in a timely and cost-effective manner. We plan to commercialize products in multiple geographies both on our own and with collaborators.

The Immune System and the Use of Immunotherapy in Disease
Immunology and Current Immunotherapy
The immune system consists of many different cell types that act together as a coordinated system constantly scanning for, identifying and responding to both human and microbial signals. Immune cells, including different types of T-cells, circulate throughout the body via the lymphatic system searching for signs of disease or infection. When this immune surveillance is functioning correctly, immune cells recognize and destroy both pathogens and cancer cells. However, when the immune system responds excessively, diseases such as psoriasis, rheumatoid arthritis, asthma, inflammatory bowel disease and multiple sclerosis can result. Conversely, an inadequate immune system response may allow various types of cancer to progress unchecked.
Advances in our understanding of how the immune system affects a broad spectrum of disease has resulted in the development of immunotherapies, which are medicines that reduce, suppress, elicit or amplify specific immune responses. Antibody-based immunotherapies for inflammatory diseases and oncology have fundamentally changed the treatment landscape for patients. For example, anti-TNFa antibodies are widely used to treat moderate to severe stages of many inflammatory diseases. In 2017, three of the five top selling drugs worldwide were anti-TNFa antibodies, with HUMIRA alone generating worldwide annual net sales of $18.4 billion. In oncology, checkpoint inhibitor antibodies, including those targeting the programmed cell death protein/ligand 1, or PD-1/PD-L1 pathways, block the tumor’s ability to suppress the immune response. They have improved the treatment of many cancers and are expected as a class to reach peak annual net sales of $30 billion by 2025. While existing immunotherapies have been successful in treating inflammatory diseases and oncology, there remains a substantial unmet need for a majority of patients.

Emergence of a New Paradigm in Immunotherapy
Until recently, immunotherapeutic approaches have largely ignored one of the body’s naturally-evolved routine immunological processes and its associated immune organ—the gut, and specifically the small intestine. Immunomodulation through the small intestine has the potential to address certain limitations of current immunotherapies by acting on multiple naturally-evolved and clinically relevant pathways. We believe this novel approach presents advantages, including potentially minimizing adverse events, enhancing patient convenience and targeting multiple immune pathways simultaneously. We believe that a novel class of therapeutics with these attributes has the potential to be transformative in treating a broad range of immune-mediated diseases. Furthermore, we believe this approach could also expand the use of immunotherapies for the treatment of patients with earlier stages of disease.
The Gut-Body Network is Central to Human Biology and Immunology
The gut, and specifically the small intestine, is the largest part of the immune system. The small intestine is networked to almost all parts of the body by the lymphatic and nervous systems. As part of this connected network, which we call the gut-body network, the body’s immune cells regularly traffic through the small intestine. The natural biology of the small intestine acts as an important regulator of the human immune system. Specific types of immune cells, such as dendritic cells and macrophages, are resident in the tissue of the small intestine. They sample specific contents in the interior of the small intestine, which is called the lumen. These immune cells then migrate to lymph nodes where they condition other important immune cells, including T-cells. These conditioned T-cells then travel throughout the body via the lymphatic system to impact disease. We believe the gut-body network provides an opportunity for gut-mediated immunomodulation throughout the body after oral delivery of products that remain physically restricted to the lumen and lymphoid tissues of the gut. As such, immunomodulation via the gut-body network may represent an underappreciated opportunity to condition T-cells to drive therapeutically relevant immune responses throughout the body.
The Gut-Body Network and Microbes
Microbes are single-cell organisms that have co-evolved with the human immune system throughout evolutionary history. Many human immune cells are programmed to sense and respond to microbes that they contact in the gut. Research in mucosal immunology has revealed that microbial interactions in the small intestine can drive activity on the gut-body network.
Multiple mechanisms for direct interactions between microbes and immune cells in the gut have been demonstrated. We believe that dendritic cells and macrophages in the lymphoid tissues of the gut are key target cells of immunomodulatory microbes, especially in the small intestine where the large gut surface area and thin and diffuse mucus layer allow for close contact between microbes and immune cells. Dendritic cells are a specialized type of immune cell that survey the body’s tissues and present antigens to T-cells. Macrophages can take on many functional forms depending on the conditioning of their environment in the body and are important for both anti-inflammatory and anti-tumor immunity. Immune cells, such as dendritic cells and macrophages, can extend protrusions through junctions between epithelial cells in the lining of the small intestine. These protrusions come into direct contact with and sample the microbial contents of the gut lumen. These immune cells then migrate to mesenteric lymph nodes where they come into contact with T-cells. Dendritic cells and macrophages that have been primed by exposure to microbes in the gut condition T-cells and push them towards inflammatory or immunoregulatory activities depending on the specific strain of the original microbe. Conditioned T-cells continue to move through the body via the lymphatic system to other parts of the body where they may act in local tissue to modulate an immune response.

Figure 1: The small intestine and microbes. The small intestine is connected to many other parts of the body via the lymphatic system in green. The cross-section of the small intestine depicts (1) sampling of microbes in the gut by dendritic cells and macrophages, (2) conditioning of T-cells by dendritic cells and macrophages in the lymph node, and (3) migration of conditioned T-cells to other areas of the body.
Several of our academic collaborators have explored the functional consequences of the interactions between immune cells and single strains of microbes in the gut. Veena Taneja, Ph.D. and Joseph Murray M.D. of Mayo Clinic showed that an orally-administered strain of Prevotella histicola modulated immune function in mouse models of rheumatoid arthritis and multiple sclerosis. In the field of immuno-oncology, Thomas Gajewski, M.D., Ph.D. and his group at the University of Chicago conducted an experiment in which a single strain of orally-administered Bifidobacterium had equivalent activity to an anti-PD-L1 antibody and additive activity in combination in a mouse model of melanoma. We believe these and other examples from the academic literature support our theory that single strains of microbes can act on the gut-body network to suppress or activate immune responses throughout the body.
Monoclonal Microbials as a Potential New Class of Oral Biologic Medicines
Evelo was founded to discover and develop therapies that act on the gut-body network. We aim to develop therapies based on our observations on the central role of the small intestine in modulating immune activity throughout the body and the equally important role of microbes as key modulators of the gut-body network.
We believe that now is an opportune time to translate observations from the naturally-evolved gut-body network into immunotherapies to treat many diseases. While microbes have evolved with humans throughout evolutionary history, until recently, the scientific community lacked the necessary tools to deconstruct and analyze the complex interactions between microbes, the immune system, and the gut-body network. Advances in next-generation sequencing, immunology and computational analyses of large microbial datasets have led to a better understanding of the microbes that live on and inside humans and have provided critical insights into their specific functions and mechanisms. In turn, these insights have allowed us to develop the tools necessary to isolate, select, and develop specific microbes that have historically been difficult to culture. This extends from the initial stages of microbial isolation to the final stages of monoclonal microbial manufacturing. We have developed proprietary insights and tools that enhance our ability to produce pharmaceutical compositions of monoclonal microbials at scale. This allows us to deliver potentially therapeutic doses of our appropriately formulated select strain.
We are developing monoclonal microbials to engage immune cells in the small intestine and drive changes in systemic biology by either downregulating or upregulating immune responses for the treatment of disease. Monoclonal microbials are orally-delivered pharmaceutical compositions of specific strains of microbes derived from a single clone of naturally-occurring microbes that we believe can interact with and modulate the human immune system.

We believe key features and advantages of our monoclonal microbial product candidates are:

•
Single strain. Our product candidates are pharmaceutical compositions of single strain monoclonal microbials that we have selected for their specific pharmacology. Our preclinical data suggests that various strains of microbes within the same genus or species can have vastly different immunomodulatory properties. We extensively characterize the ability of our product candidates to elicit a desired immunomodulatory effect. We also believe monoclonal microbials have manufacturing advantages over biologics.

•
Orally-administered formulation. We intend to deliver our initial product candidates orally in formulations designed for targeted release of the monoclonal microbials in the small intestine. Patients typically prefer oral administration to intravenous infusion, subcutaneous injection, and topical administration, which we believe will facilitate the adoption of our product candidates, if approved.

•
Limited systemic exposure. In preclinical studies, we observed that monoclonal microbials had limited systemic exposure, that they cleared from the gut within 24 to 48 hours and that colonization was not required for beneficial activity. We believe that these factors suggest that monoclonal microbials may have limited systemic off-target side-effects.

•
Action on multiple clinically relevant and validated pathways. Our preclinical data has shown that monoclonal microbials may act simultaneously on multiple clinically relevant and validated biological pathways. The diseases we intend to treat are multifactorial, and we believe that our potential therapies will be advantageous over single-target treatments.

•
Manufacturing capabilities. Although manufacturing of monoclonal microbials is complex, we believe that we have developed capabilities that will accelerate the process from strain identification to clinical supply. We have been able to manufacture monoclonal microbials in a relatively short timeframe compared to other biologic therapies, which we believe may accelerate our speed into the clinic. Additionally, we believe that we may be able to cost-effectively manufacture monoclonal microbials.

Given these expected features, we believe that monoclonal microbial therapies may have a number of advantages in comparison to other immunotherapies such as antibodies, cell therapies and small molecules.
Our Monoclonal Microbial Platform
We have developed an integrated platform designed to identify individual strains of microbes capable of modulating the immune system by acting on the gut-body network when administered at pharmacologically active doses. We use the process development and formulation capabilities of our platform to develop selected microbes as product candidates.
Our proprietary monoclonal microbial platform is comprised of the following four key areas:
Monoclonal microbial library. We have assembled a proprietary library of diverse strains of microbes. Microbes in our library are isolated from natural sources, including samples from healthy and diseased humans, in order to benefit from the co-evolution of microbes and the human immune system. To increase our probability of finding microbes with potent immunomodulatory activity, we sample from body sites where microbes interact with the immune system, such as gut tissues. We also have bolstered and continue to add to our library through selective licensing agreements and collaborations with academic partners.

Assays and biology. The proprietary tools within our platform are designed to efficiently identify and extensively characterize our monoclonal microbials through a series of in vitro, in vivo and ex vivo assays. We have constructed our proprietary in vitro assays to simulate the complex interactions between microbes and the human immune system, allowing us to evaluate the immunological activity of each microbe in a relevant experimental system. Our in vitro assays are capable of screening hundreds of microbes in parallel and producing more than 150 data points per strain, including levels of pro-inflammatory and anti-inflammatory cytokines and chemokines. This assists our comprehensive selection process to identify select candidates for testing in disease-relevant animal models. By conducting our in vitro assays in both mouse and human immune cells, we add to our mechanistic understanding. We believe this increases the probability of translation of preclinical in vivo results to the clinic.
Process development and manufacturing. Process development and manufacturing are critical for the translation of monoclonal microbials into therapies. Our expertise and investments in pilot scale manufacturing have allowed us to mitigate challenges inherent to monoclonal microbial manufacturing at clinical scale. Major challenges include: limited understanding and characterization of applicable microbes; strict anaerobic growth conditions required by certain microbes, many of which have never before been fermented; and temperature and oxygen sensitivities that affect downstream processing. We believe that our approach to these challenges may enable us to accelerate the process from strain identification to clinical supply.
Process development is integrated into our research activities, combining discovery and downstream development. We have achieved control of quality, identity, purity, and potency throughout the process of strain selection, fermentation, formulation, and pharmacology, with high yield. Importantly, our manufacturing processes enable us to produce a drug substance that is pharmacologically active in the form of a lyophilized powder, which is suitable for cGMP production. For each of our three initial clinical product candidates, we have observed therapeutic activity in lyophilized powder form in relevant preclinical mouse models.
Non-replicating monoclonal microbials. The activity of our monoclonal microbials observed in preclinical studies has been driven by engagement with and modification of immune cells in the small intestine. This activity has not been reliant on engraftment (or colonization) as we have observed that our monoclonal microbials passed through the gut and did not distribute around the body or engraft in the gut. Furthermore, the observed preclinical activity of our monoclonal microbials has been independent of their ability to replicate. From this significant observation, we believe that monoclonal microbial activity is likely driven by recognition of structural motifs by immune cells in the small intestine. Our candidate selection process may include an additional manufacturing step for our monoclonal microbial candidates to develop them as non-replicating product candidates.
Formulation. Our first clinical product candidates are formulated as capsules containing lyophilized powder for targeted release in the gut. We aim to provide patients with oral therapies with limited off-target effects that preserve the therapeutic activity observed in preclinical studies. We intend to continuously invest in formulation to evaluate optimal delivery of our product candidates and enhance their ability to act on the gut-body network.
Product Development Strategy and Portfolio
We are advancing monoclonal microbials to potentially treat a spectrum of immune-mediated diseases with an initial focus on inflammatory diseases and oncology. We expect our initial clinical trials for our product candidates to provide information on safety, tolerability and biomarkers of immune response in multiple indications with different pathologies and sites of disease. This may allow for expansion into a broad range of clinical indications, which could enable us to capture the breadth of clinical value.
Beyond our first wave of product candidates in inflammatory diseases and oncology, we are continuing to invest in the discovery of new candidates to build a deep pipeline across a wide range of diseases and tissue types to leverage the broad potential of our platform. We also intend to opportunistically collaborate to expand indications and accelerate development of programs where collaborators can contribute further disease-specific expertise to our platform.

Our ongoing and planned clinical trials for our current product candidates are illustrated below.

Notes:
(1) We expect to advance EDP1815 and EDP1066 into additional inflammatory disease indications in the second half of 2019. We intend to finalize the indication selection decisions after data from the ongoing EDP1066 and EDP1815 clinical trials have been analyzed. Potential indications include asthma, psoriatic arthritis, rheumatoid arthritis and inflammatory bowel disease.
(2) The Phase 1/2 study of EDP1503 in combination with KEYTRUDA is being conducted in a clinical collaboration with Merck.
(3) The Phase 2a study of EDP1503 in combination with KEYTRUDA in melanoma is being conducted as an investigator-sponsored study by the University of Chicago.
Inflammatory Diseases Portfolio
We have advanced two monoclonal microbials, EDP1066 and EDP1815, into the clinic for treatment of inflammatory diseases. In December 2018, we nominated a third monoclonal microbial candidate for inflammatory diseases, EDP1867. EDP1867 is the first non-replicating monoclonal microbial in Evelo's pipeline.
Clinical Studies - EDP1066
EDP1066-001 is a Phase 1b placebo-controlled dose-escalating safety and tolerability clinical study of EDP1066 in approximately 36 healthy volunteers and up to 96 patients with psoriasis or atopic dermatitis. It will test a range of daily doses in healthy volunteers over 14 days and in patients over 28 days. We are evaluating safety and tolerability as the primary endpoint, as well as a variety of exploratory endpoints including multiple clinical measures of disease and pharmacodynamic markers, including biomarker signals from paired biopsies of affected skin in patients. We initiated this clinical study in April 2018 and we expect that initial clinical data will be available in the second quarter of 2019.
Dosing of EDP1066 in healthy volunteer cohorts of the Phase 1b trial has been completed, data has been reviewed by the trial's safety review committee and we have proceeded as planned into cohorts of patients with psoriasis or atopic dermatitis.
We plan to initiate an immuno-pharmacology clinical study in healthy volunteers in the first half of 2019. This study is designed to explore additional doses and formulations ahead of potential later stage clinical trials.
Clinical Studies - EDP1815
EDP1815-101 is a similar Phase 1b placebo-controlled dose-escalating safety and tolerability clinical study of our second inflammatory disease candidate, EDP1815, in approximately 24 healthy volunteers and up to 108 patients with mild-to-moderate psoriasis and atopic dermatitis. We are evaluating safety and tolerability as the primary endpoint, as well as a variety of exploratory endpoints including clinical measures of disease and pharmacodynamic markers, including biomarker signals from paired biopsies of affected skin in patients. We initiated this clinical study in November 2018 and we expect initial clinical data will be available for this trial in the second half of 2019.
We expect that data from these initial studies of EDP1066 and EDP1815, which are both being conducted in the United Kingdom, will be accepted by regulatory agencies in major regions, including the United States, according to guidance from the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH. We intend to initiate future additional trials in the United States and other countries.
Inflammation Development Strategy
We selected mild-to-moderate psoriasis and atopic dermatitis as indications for first-in-human studies based upon our preclinical data, need in large patient populations, the ease of access to patient tissue for biomarker analysis and the speed of clinical data readout. Patients with mild-to-moderate disease represent between 80% and 90% of the patient population, which is estimated to represent more than 25 million people in the United States. We believe these patients are underserved by current treatments, including steroids, which either inadequately control inflammation or are not safe for long-term use. The majority of novel therapies, including next generation biologics targeting IL-17, IL-23 or IL4RA, two anti-inflammatory cytokines and a cytokine receptor, are only approved for patients with moderate-to-severe disease. Even in the moderate to severe setting, a large proportion of eligible patients do not receive biologics, instead opting for topicals or oral systemic therapies. These factors suggest a need for a novel therapeutic option that is well tolerated, effective and convenient.
We believe the potential profiles of our monoclonal microbial product candidates may be well suited to treat pediatric patients as well as patients at earlier stages of inflammatory diseases than current therapies. Particularly in atopic dermatitis, many patients are infants or young children who have fewer therapy options than adult patients. If our product candidates demonstrate safety and tolerability and limited adverse events in clinical trials, they could open up a larger market than the one currently treated by biologics. If proof-of-concept in mild-to-moderate patients is established, we also intend to broaden our studies to treat patients with moderate-to-severe inflammation, potentially expanding this market opportunity further.
In preclinical mouse models, our inflammatory disease product candidates reduced systemic inflammation with equal or better activity than current standard of care therapies. We believe that this observation may translate to broad activity across a variety of inflammatory diseases. We have produced preclinical data in distinct mouse models that are representative of different biologies, suggesting that single monoclonal microbials may impact multiple immune pathways.
T-cells of the Th1 or Th17 type are implicated in psoriasis, joint inflammatory diseases and neuroinflammation, while T-cells of the Th2 type are more important for atopies and allergic diseases. With current cytokine-directed therapies, agents are targeted towards a specific cytokine to influence one or more of these pathways. For instance, Th1-driven inflammation can be controlled by TNFa or IL-6 inhibition, Th17-driven inflammation can be controlled by IL-17 or IL-23 inhibition, and Th-2 driven inflammation can be controlled by IL-4 or IL-13 inhibition.
Each of our inflammatory disease monoclonal microbial candidates, EDP1066 and EDP1815, have demonstrated the ability to simultaneously impact multiple of these pathways and associated cytokines in preclinical assays, suggesting that they may have broader applicability than individual cytokine-directed therapies. Separately, there are additional anti-inflammatory cytokines such as IL-10 and IL-27 that can inhibit the production of certain pro-inflammatory cytokines. Certain of our product candidates induced increased production of IL-10 and IL-27 in preclinical assays.
Based on the results of the ongoing Phase 1b clinical trials of EDP1066 and EDP1815 we may advance these product candidates into later stage trials in atopic dermatitis or psoriasis and also expand into new inflammatory disease indications in the second half of 2019. Biomarker data from these initial clinical studies may support expansion to mechanistically similar inflammatory diseases. For example, early proof-of-concept in atopic dermatitis could support expansion to other atopies and Th2-driven diseases, including asthma and food allergy and early proof-of-concept in psoriasis could support expansion into other Th17-driven diseases such as psoriatic arthritis and axial spondylarthritis. We may also study EDP1066 and EDP1815 in diseases such as rheumatoid arthritis and inflammatory bowel disease.
EDP1066 Preclinical Data
EDP1066 is a monoclonal microbial product candidate being developed to treat inflammatory diseases. We selected EDP1066 for its in vitro profile in human immune cell assays combined with its anti-inflammatory activity in a range of mouse inflammation models. In preclinical studies, orally-administered EDP1066 acted on the gut-body network to modulate systemic immune responses in multiple mechanistically and anatomically varied in vivo models, including the Th1-mediated delayed type hypersensitivity, or DTH, model, which measures skin inflammation after antigen challenge, the Th2-mediated 2,4-dinitrofluorobenzene, or DNFB, skin inflammation model, and the dextran-sodium sulfate, or DSS, model of immune-cell mediated gut inflammation.

In Vitro Assays
Our in vitro assays measure the effects of individual strains of bacteria on human immune cells and test several dozen immunomodulatory characteristics. A representative example of a human in vitro assay data for EDP1066 is shown in Figure 3. Plotted to show IL-10 and IL-27 cytokines produced, each circle on the plot represents a different individual strain from our microbial library. The size of each circle represents the magnitude of pro-inflammatory chemokine CXCL10. Each strain was co-cultured with human macrophages, an immune cell type that is abundant in the gut and is a known controller of inflammation. In the assay, EDP1066 was a high inducer of anti-inflammatory cytokines, IL-10 and IL-27. Conversely, EDP1066 did not significantly induce CXCL10, a pro-inflammatory mediator, in the assay. We believe these characteristics could be suitable for an anti-inflammatory agent.
Figure 3: Production of cytokines by human macrophages after co-culture with monoclonal microbials. Macrophages purified from human peripheral blood mononuclear cells were co-cultured with 95 individual monoclonal microbials (each represented by a circle). Cytokines produced by macrophages were measured. EDP1066 induced higher levels of IL-10 and IL-27, relative to other monoclonal microbials screened. EDP1066 also induced relatively lower levels of pro-inflammatory chemokine, CXCL10 (represented by the size of the circle).
Preclinical DTH Mouse Models
DTH in a mouse is a well-established model of Th1-driven inflammation resulting from pro-inflammatory antigen-specific T-cells. In the mouse model depicted in Figure 4, daily oral administration of EDP1066 reduced skin inflammation in response to antigen challenge. In the model, immunomodulation by EDP1066 on the gut-body network was as active as a therapeutic dose of the steroid, dexamethasone. The DTH model also suggests that individual monoclonal microbials may exert differentiated effects on the immune system. For example, a control monoclonal microbial, from the same species as EDP1066 did not reduce inflammation. In the model, orally-delivered and gut-restricted EDP1066 was able to induce certain systemic effects in a mouse as depicted below. We believe this data supports our development of EDP1066 in human diseases with Th1-driven systemic inflammation, starting with psoriasis and arthritides.
P-value is a conventional statistical method for measuring the statistical significance of experimental results. A p-value of less than 0.05 is generally considered to represent statistical significance, meaning that there is a less than five percent likelihood that the observed results occurred by chance. In the figure below and all subsequent figures where p-values are included, a p-value of less than 0.05 is represented by “*”. P-values of less than 0.01 or less than 0.001 are represented by “**”

or “***,” respectively, and are considered to have higher statistical significance. Unless otherwise specified, the p-values shown represent a comparison of each treatment group to the vehicle or control group.
Figure 4: EDP1066 reduced skin inflammation in a DTH mouse model. Mice were sensitized with a foreign antigen, chicken ovalbumin, and Complete Freund’s Adjuvant subcutaneously at day zero. Mice were orally-dosed for 10 days from sensitization on day zero with either vehicle, dexamethasone (1 mg/kg), EDP1066, or a microbe control. Eight days after sensitization, mice were given an intradermal ear challenge with ovalbumin. Change in ear thickness, a measure of skin inflammation, was evaluated 48 hours post-challenge. Treatment with EDP1066 resulted in greater reduction in inflammation relative to all other groups. (Significance relative to vehicle: ** = p<0.01, * = p<0.05, ns = not significant)
In a separate preclinical DTH study, we dosed mice with EDP1066 across a range of doses. In this experiment, the activity of EDP1066 was dose-dependent within a 100-fold dose range. Ascending doses varied by a factor of 10. At the two higher doses, change in ear thickness, a measure of skin inflammation, was comparable to treatment with dexamethasone. Because therapeutic activity is not further increased between these two higher doses, we believe that we are at a dose plateau indicative of maximum therapeutic activity in mice. We have used this information to determine the dosing range for our first-in-human clinical study.
Preclinical DNFB Mouse Model
We assessed the therapeutic activity of EDP1066 in an in vivo mouse model using DNFB skin challenge. DNFB causes a chronic T-cell and cytokine-dependent skin inflammation resembling atopic dermatitis in human patients. This model is dependent on the Th2 class of T-cells, which is associated with atopic and allergic conditions. In the study, we compared daily oral administration of EDP1066 to daily topical administration of clobetasol, a highly potent steroid cream applied to the skin in patients with atopic dermatitis and psoriasis. In the model, we observed no inflammation in the EDP1066 group eight days after the DNFB challenge, whereas there was not a significant difference between clobetasol and the control. At day 15, inflammation scores for clobetasol and EDP1066 were similar. We believe this activity supports our plan to target Th2-mediated diseases with initial clinical testing in atopic dermatitis.
Preclinical DSS Mouse Model
We also tested EDP1066 in a mouse model of gut inflammation. Dextran sodium sulfate, or DSS, was administered in the drinking water of mice, resulting in immune-mediated gut inflammation and significant weight loss. Anti-IL-12/23 antibodies are often used as a positive control in this model. Daily oral administration of EDP1066 reduced weight loss and signs of inflammation in this model, as shown in Figure 5. Additionally, EDP1066 was more active than anti-IL-12/23, which is a mouse analog that acts on the same pathway as ustekinumab (STELARA), an approved therapy for inflammatory bowel disease. A closely related strain from the same species as EDP1066 was used as a microbe control and demonstrated no therapeutic benefit in this model. We believe the data observed in this model suggests the potential role of EDP1066 in controlling gut inflammation, which is important for IBD.

Figure 5: EDP1066 reduced weight loss in a mouse model of colitis. Dextran sodium sulfate (DSS) was administered to mice in drinking water from days 0-5. Mice were dosed daily with oral vehicle, oral EDP1066, oral microbe control, or anti-IL-12/23 (twice weekly intra-peritoneally). Mice treated with EDP1066 exhibited less weight loss compared to mice in vehicle, anti-IL-12/23 and microbe control groups.

EDP1815 Preclinical Data
EDP1815 is our second monoclonal microbial product candidate that is being developed to treat inflammatory diseases. In preclinical testing, EDP1815 has exhibited a different set of biological activities than EDP1066. In preclinical studies, EDP1815 has shown immunomodulatory activity on human immune cells and anti-inflammatory activity in many discrete tissues, including skin, joints, gut and the central nervous system after oral delivery in mouse models.

In Vitro Assays
Data from a representative example of a human in vitro assay for EDP1815 are shown in Figure 6. In the in vitro assay, human macrophages were pre-conditioned with lipopolysaccharide, or LPS, and interferon gamma, or IFNg, for 24 hours to put them into a strongly pro-inflammatory state. These pre-conditioned human macrophages were then co-cultured with various microbes for another 24 hours to determine their effects on macrophage inflammatory activity. EDP1815 induced production of the anti-inflammatory cytokine IL-10.

Figure 6: EDP1815 stimulated IL-10 production by human macrophages. Human macrophages were purified from peripheral blood mononuclear cells and pre-conditioned to a pro-inflammatory state with LPS and IFNg. Pre-conditioned macrophages co-cultured with EDP1815 produced significantly higher levels of IL-10 compared to a pre-conditioned control alone (** = p<0.01).
Preclinical DTH Mouse Model
We also tested EDP1815 in a DTH mouse model of Th1-driven skin inflammation relative to dexamethasone, a steroid, and fingolimod (GILENYA), a potent inhibitor of T-cell trafficking which is an approved therapy for multiple sclerosis. Results of the study, represented in Figure 7, show that suppression of inflammation by EDP1815 was comparable to dexamethasone and fingolimod. The dose of fingolimod used in this study was higher than the equivalent dose level in humans that would be used for treatment. Moreover, doses of EDP1815 within a 10-fold range were comparable to fingolimod. Because higher doses of EDP1815 did not further increase therapeutic effect, we believe we achieved a dose plateau for maximum therapeutic activity in mice. We plan to use this information to calculate the dosing range for our first-in-human clinical study. We believe the data from this preclinical study may be supportive of development efforts in human diseases with Th1-driven inflammation, starting with psoriasis and arthritides.

Figure 7: EDP1815 reduced skin inflammation in DTH mouse models. Mice were sensitized with a foreign antigen, keyhole limpet hemocyanin, and Complete Freund’s Adjuvant subcutaneously at day zero. Mice were orally-dosed for 10 days from sensitization on day zero with (A) vehicle, dexamethasone (one mg/kg), or EDP1815, or (B) vehicle, fingolimod (supratherapeutic. dose of three mg/kg), or doses of EDP1815 within a 10-fold range. Eight days after sensitization, mice were given an intradermal ear challenge with KLH. Change in ear thickness, a measure of skin inflammation, was evaluated 24 hours post-challenge. Treatment with EDP1815 resulted in greater reduction in inflammation relative to all other groups. (Significance relative to vehicle: *** = p<0.001, ** = p<0.01, * = p<0.05)
Preclinical CIA Mouse Model
Our collaborators at Mayo Clinic observed therapeutic activity of EDP1815 in a mouse model of collagen-induced arthritis, or CIA, which is driven by a Th17 inflammatory response. In this model, CIA mice were conditioned to have autoimmune responses to their own collagen. This is intended to result in the destruction of the joints and mimic human arthritides, including rheumatoid arthritis. In the study, both therapeutic and prophylactic oral administration of EDP1815 significantly reduced disease incidence and severity, as shown in Figure 8 from our collaborators at Mayo Clinic.
Figure 8: EDP1815 reduced arthritis incidence and severity in a mouse model of rheumatoid arthritis. Inflammatory arthritis was induced in DQ8 mice by immunization with type II collagen, or CII. Mice were treated with 100 microliters of EDP1815 every other day either before or after arthritis induction. Treatment was initiated either 10 days prior (EDP1815 + CII – prophylactic) or two weeks after CIA induction (CII + EDP1815 – therapeutic), and continued for six weeks post-immunization. (A) Both prophylactic and therapeutic dosing of EDP1815 resulted in a lower percentage of arthritis incidence compared to treatment with vehicle. A control using EDP1815 alone, without immunization with CII, showed no arthritis. (B) Arthritis severity score was also measured over time. Therapeutic treatment with EDP1815 (CII + EDP1815) significantly reduced (p<0.05) arthritis severity score relative to control (CII + vehicle). A separate control with a microbe from the same genus as EDP1815 was used (CII + genus control) and did not improve arthritis severity score. Reprinted from Marietta et al. 2016. Arthritis and Rheumatology 68(12): 2878-2888 with permission from Wiley.

Although EDP1815 remained physically restricted to the gut and associated lymphoid tissue in our biodistribution studies, our collaborators at Mayo Clinic observed its immunomodulatory activity throughout the body in mouse models. Blood samples were taken from CIA mice to determine the effects of treatment on circulating levels of immune biomarkers. As shown in Figure 9 from our collaborators at Mayo Clinic, cytokine profiling from serum of treated mice revealed that oral administration of EDP1815 resulted in reduced levels of IL-13 and IL-17, which are relevant to diseases of Th2 and Th17 inflammation, respectively. We believe the data suggests that EDP1815 may be able to treat inflammatory diseases driven by both of these pathways.
Figure 9: Oral administration of EDP1815 reduced levels of inflammatory serum cytokines. Levels of serum cytokines were evaluated in DQ8 mice immunized with type II collagen and treated with either EDP1815 or with vehicle. IL-13 and IL-17 cytokine levels were significantly reduced in the serum of EDP1815-treated mice compared to mice treated with vehicle. (Significance relevant to vehicle: * = p<0.05) Reprinted from Marietta et al. 2016. Arthritis and Rheumatology 68(12): 2878-2888 with permission from Wiley.
Preclinical EAE Mouse Model
In addition, our collaborators at Mayo Clinic tested EDP1815 in a mouse model of experimental autoimmune encephalomyelitis, or EAE. This is a model of antigen-specific Th17-driven neuro-inflammation. In the study, mice were immunized with myelin peptide. Clinical inflammation was then monitored and scored for a 30-day period. The data from the EAE model in Figure 10 from our collaborators at Mayo Clinic show that oral administration of EDP1815 significantly suppressed disease scores, which is the standard measurement for severity of paralysis in this model. These results were strain dependent—a genus control and two Gram-negative bacterial controls did not result in lower clinical disease scores.

Figure 10: EDP1815 reduced disease scores in a mouse model of experimental autoimmune encephalomyelitis, or EAE. HLA-DR3.DQ8 mice were immunized with myelin peptide PLP91-110 at day zero and were orally-dosed with either vehicle, EDP1815, or other microbe controls starting on day seven. Treatment was continued every other day for a total of seven doses. EDP1815-treated mice exhibited lower daily mean clinical scores compared with mice treated with vehicle or microbe controls.
We believe that data in the above model suggests that EDP1815 anti-inflammatory activity is mediated through the Th17 pathway. Spleen cells were extracted from animals in the study and restimulated ex vivo with myelin to recapitulate the inflammatory response that causes disease. The results shown in Figure 11 from our collaborators at Mayo Clinic suggest that EDP1815 treatment induced an anti-inflammatory response in immune cells outside the gut, marked by downregulated IL-17 and IFNg and upregulated IL-10. We believe this further substantiates the potential role of EDP1815 in controlling Th17-driven neuroinflammation, which is relevant to multiple sclerosis. We believe this ability to impact systemic inflammation and inhibit IL-17 outside of the gut may be relevant to other Th17-driven human diseases, such as psoriasis.
Figure 11: Splenocytes from EAE mice treated with EDP1815 produced an anti-inflammatory cytokine profile. Splenocytes from EDP1815-treated HLA-DR3.DQ8 EAE mice re-stimulated with PLP91-110 had reduced levels of inflammatory cytokines IL-17 and IFNg and increased levels of anti-inflammatory cytokine IL-10, compared with splenocytes from medium-treated mice. Similar observations were noted when compared to mice treated with a microbe control (E. coli). (Significance relative to medium: ** = p<0.01, ns = not significant) Reprinted from Mangalam et al. 2017. Cell Reports 20: 1269-1277 with permission from Elsevier.
Preclinical DSS Mouse Model
We also tested EDP1815 in the DSS model of gut inflammation. In this preclinical study, we observed better activity of EDP1815 compared to anti-IL-12/23 with respect to weight loss, as well as bloody stool score and tissue damage as measured by endoscopy. Anti-IL-12/23 is a mouse analog that acts through the same pathway as ustekinumab (STELARA), an approved therapy for inflammatory bowel disease. A microbe control demonstrated no therapeutic benefit in this model. We believe that the observed activity of EDP1815 in this model suggests the potential role of EDP1815 in IBD.

Oncology Portfolio
We have advanced one monoclonal microbial candidate, EDP1503, into two clinical trials in patients with multiple cancer types.
Clinical Studies - EDP1503
In December 2018 we dosed the first patient in our Phase 1/2 trial of EDP1503 in combination with Merck’s PD-1 inhibitor KEYTRUDA to evaluate the safety, tolerability, immune response markers and overall response rates achieved in up to 120 patients across three groups: microsatellite stable colorectal cancer; triple-negative breast cancer; and patients across multiple tumor types who have relapsed on prior PD-1/L1 inhibitor treatment. Patients will receive daily EDP1503 monotherapy for two weeks followed by treatment with daily EDP1503 in combination with KEYTRUDA. We will evaluate biomarkers identified from paired biopsies taken before and after the two-week run-in, as well as clinical outcomes observed over the course of this trial. We expect initial clinical data from this trial to be available in the first half of 2020.
In January 2019, the University of Chicago dosed the first patient in its Phase 2a investigator-sponsored clinical study for EDP1503 in metastatic melanoma to evaluate EDP1503 in combination with KEYTRUDA. Both PD-1-naïve and PD-1-relapsed melanoma patients will be recruited into the study. Up to 70 patients will receive daily EDP1503 monotherapy for two weeks followed by treatment with daily EDP1503 in combination with KEYTRUDA. The University of Chicago is evaluating safety, tolerability and overall response rates. In addition, we will evaluate immune response markers from paired biopsies taken before and at the conclusion of the 2-week run in. Initial clinical data is anticipated in the second half of 2020.
EDP1503 Preclinical Data
We have advanced EDP1503 into clinical trials based on our preclinical data, which suggests that EDP1503 is active through different immune mechanisms beyond those targeted by checkpoint inhibitors, such as PD-1/PD-L1, or cytotoxic T-lymphocyte associated protein 4, or CTLA-4, inhibitors. Research suggests that checkpoint inhibition prevents the downregulation of the immune system induced by tumors. In preclinical models, we observed that EDP1503 stimulated upregulation of the immune response to tumors. Oral administration of EDP1503 in preclinical mouse models appeared to delay tumor progression to a similar extent as checkpoint inhibitors using different immune mechanisms. In mouse models, EDP1503 had additive effects when combined with a checkpoint inhibitor.
Multiple clinical studies have demonstrated that checkpoint inhibitor activity is dependent on underlying T-cell infiltration and tumor mutational burden. Consequently, checkpoint inhibitors alone are typically ineffective in tumors without sufficient immune cell infiltration. Furthermore, resistance to checkpoint inhibitors can arise through multiple pathways of immune escape, including downregulation of antigen-presentation pathways (e.g., MHC I, TAP, LMP2, LMP7 proteins), loss of tumor antigens recognized by effector T-cells, upregulation of immunosuppressive cytokines and increased resistance of tumor cells to apoptosis.
We believe that our existing and potential monoclonal microbial product candidates have the potential to broaden the base of cancer immunotherapy. The preclinical data of EDP1503 suggests a variety of effects in mouse tumor models, including upregulation of CD8+ T-cell infiltration, increased intratumoral pro-inflammatory chemokines, upregulation of MHC Class I expression and augmentation of NK cell infiltration. We believe that the ability of a monoclonal microbial to induce these effects across multiple pathways makes it an attractive combination candidate for checkpoint inhibitors relative to other immunotherapies in development that target a single pathway.
Checkpoint inhibitors are projected to generate $30 billion in revenue by 2025. However, efficacy of these therapies has thus far been limited to a subset of patients within select indications. Even in melanoma, where checkpoint inhibition is considered the frontline standard of care, almost half of the patients do not respond to PD-1 + CTLA-4 inhibitor combination and at least a third of responders relapse within two years. Given few additional therapy options, we believe there is high unmet need for the growing population of patients who relapse on PD-1/L1 inhibitors. In approved indications other than melanoma, the majority of patients do not benefit, with response rates ranging from only 10% to 30%. In renal cell carcinoma, PD-1 + CTLA-4 inhibitor combination only demonstrated benefit in a subset of frontline patients with poor to intermediate risk. Lastly, several other tumor types are not responsive to checkpoint inhibition alone. For example, in colorectal cancer, generic chemotherapy continues to be standard-of-care and PD-1 inhibitors have only shown benefit in a small proportion of late-line patients with high microsatellite instability or those who are mismatch repair-deficient. Approximately 95% of colorectal cancer patients are microsatellite stable and do not benefit from checkpoint inhibition alone. These factors suggest a substantial need for non-cytotoxic therapy options.
In all these indications, agents with differentiated immune mechanisms of action may be complementary to checkpoint inhibitors by both augmenting existing effects and testing alternative pathways of immunotherapy in checkpoint inhibitor non-responsive tumor types and patients. However, some combination approaches in oncology have been limited by the toxicity caused by dosing multiple agents concurrently. Because monoclonal microbials may work through differentiated pathways to modulate systemic immune responses without systemic exposure, we believe they may be well-suited for combination with immuno-oncology agents or other standard-of-care therapies.
In Vitro Assay
Macrophages play an important role in cancer immunity, through both direct and indirect effects on other cells, including T-cells, in the tumor microenvironment. There are two broad classes of macrophages: (1) M1, which are pro-inflammatory and have anti-tumor effects; and (2) M2, which primarily have a tissue repair function and tend to block inflammation and promote tumor growth. Data from an in vitro screening assay, depicted in Figure 12, shows the result of co-culture of 37 distinct microbe strains with human macrophages. We assessed the strains based on their ability to polarize macrophages to an M1 or M2 type. We created an M1 control by pre-conditioning macrophages with LPS and IFNg, putting them into a strongly pro-inflammatory state. We created an M2 control by pre-conditioning macrophages with IL-4 and IL-13, inducing an anti-inflammatory, pro-repair state. The aggregate production of pro-inflammatory cytokines, which are characteristic of M1 macrophages, is mapped on the y-axis. EDP1503 is the most M1-polarizing strain in this figure, suggesting that it has the strongest pro-inflammatory properties of the strains evaluated, which we believe is a favorable attribute of an oncology candidate.
Figure 12: Induction of human macrophage inflammatory responses by EDP1503. Monoclonal microbials candidates and controls were co-cultured with macrophages purified from human peripheral blood mononuclear cells for 24 hours. Controls included LPS and IFNg to push macrophages into a strongly pro-inflammatory state (M1 ctrl) and IL-4 and IL-13 to induce an anti-inflammatory state (M2 ctrl). Cytokine levels were evaluated at the end of the co-culture period. Of all monoclonal microbials tested, EDP1503 induced the highest aggregate level of pro-inflammatory cytokines.
We also tested these strains for their ability to drive antigen-dependent activation of human T-cells. In a separate in vitro assay, we co-cultured human dendritic cells with different microbes from our library for 24 hours. We then removed the microbes and tested the ability of respective microbe-conditioned dendritic cells to enhance the inflammatory response of human CD8 T-cells. T-cell response was evaluated through production of IFNg by human CD8 T-cells stimulated by a MHC Class I peptide pool, a marker of T-cell activation. EDP1503 was one of the highest inducers of antigen-specific CD8 T-cell IFNg responses, which we believe suggests it may have the ability to enhance inflammatory T-cell responses in humans.

Preclinical Melanoma and Colon Cancer Mouse Models
We also tested EDP1503 in mouse models of melanoma and colon cancer, as shown in Figure 13. In a melanoma model, we administered EDP1503 daily beginning eight days after tumor implantation in mice, as depicted in Figure 13A below. Reduction in tumor volume was similar to that observed with an anti-PD-L1 antibody, a mouse analog of the current standard of care in melanoma. Furthermore, EDP1503 showed an additive effect with an anti-PD-L1 antibody, further reducing tumor volume. We observed similar results in a colon cancer model shown in Figure 13B. EDP1503 activity was comparable to an anti-PD-1 antibody and showed additive activity in combination with an anti-PD-1 antibody. We believe these models suggest that orally-delivered EDP1503 is able to induce systemic anti-tumor effects in mice, which may support clinical development in a range of solid tumors. Multiple experiments conducted by a variety of contract research organizations reproduced these results, suggesting that the results were not dependent on specific experimental conditions or on the background microbiota of the mice.
Figure 13: EDP1503 slowed progression of tumors in syngeneic tumor models. (A) B16.F10 melanoma cells were implanted subcutaneously in mice. Treatment was initiated at day nine when tumors reached a volume of 100 mm3. (B) CT26 colon cancer cells were implanted subcutaneously in mice. Treatment was initiated at day seven when tumors reached a volume of 100 mm3. In both models, vehicle and EDP1503 were given orally daily and anti-PD-1/L1 antibodies were administered intra-peritoneally every four days. Mean tumor volumes were recorded at multiple timepoints. EDP1503 demonstrated anti-tumor activity as a monotherapy and in combination with anti-PD-1/L1 antibodies in both tumor models.
Additional testing in the colon cancer model suggested that the anti-tumor activity of EDP1503 was dose-dependent over a 100-fold range. Ascending doses varied by a factor of 10. When we assessed mean tumor volume 12 days post-treatment, activity at higher doses of EDP1503 was comparable to an anti-PD-1 antibody. By showing that the highest dose we evaluated did not significantly increase therapeutic effect over a slightly lower dose, we gained a better understanding of the maximum therapeutic activity in mice. We used this information to calculate the dose for our first-in-human clinical study.
Ex Vivo Analyses of Colon Cancer Mouse Model
Research suggests that T-cell infiltration into tumors is important for immunotherapeutic responses in oncology patients. In an ex vivo analysis of a CT26 mouse tumor study, we used a CD3 cell surface marker on dissected tumor sections to identify all T-cells as shown on the left in Figure 14 below. The graphs depicted on the right in Figure 14 plot the total number of CD3 positive T-cells in a defined microscopic view of tumors, treated with EDP1503 or vehicle, respectively. The tumors in mice treated with EDP1503 had increased T-cell infiltration relative to vehicle-treated mice. The increases correlated with therapeutic activity on tumor growth. We have observed in separate preclinical experiments that the majority of these infiltrating T-cells are positive for the T-cell marker CD8, which identifies T-cells thought to be particularly important for killing tumor cells in patients.

Figure 14: EDP1503 induced T-cell infiltration into tumors. Microscopy images show CD3+ T-cell infiltration in defined microscopic fields of CT26 mouse tumors treated with EDP1503 or vehicle (left). Quantitation of CD3+ T-cell infiltration was plotted against tumor volume. EDP1503 treated mice show greater T-cell infiltration in tumors, with the extent of infiltration being greater in smaller tumors (right).
CXCL10 is a protein hormone of the immune system, or a chemokine, which is produced in response to IFNg. CXCL9 is also produced under similar conditions. Clinical research has demonstrated that melanoma patients that have a high concentration of CXCL10 in their tumors have a significantly better prognosis.
As depicted in Figure 15, we removed colon tumor tissue from a mouse model following treatment with vehicle, anti-PD-1 antibody, EDP1503 or a combination of EDP1503 and anti-PD-1 antibody, and then extracted lymphocytes that had infiltrated the treated tumor. We then tested these lymphocytes for their ability to produce CXCL9 and CXCL10. Lymphocytes from EDP1503-treated tumors induced CXCL9, while those from anti-PD-1 antibody-treated tumors did not. However, we did observe a synergistic effect in combination treated tumors. Lymphocytes from EDP1503-treated tumors more highly induced CXCL10 than those treated with anti-PD-1 antibody and the effect of EDP1503 was greater when used in combination with anti-PD-1.

Figure 15: EDP1503 induced production of CXCL9 and CXCL10 in tumors. Secretion of pro-inflammatory chemokines, CXCL9 and CXCL10, by CD8+ T-cells recovered from explanted CT26 tumors in mice treated with anti-PD-1 antibody, EDP1503, or the combination. Compared to anti-PD-1 antibody alone, both EDP1503 monotherapy and combination resulted in greater CXCL9 and CXCL10 secretion by tumor infiltrating lymphocytes. (Significance relative to EDP1503 or anti-PD-1 antibody: ** = p<0.01; * = p<0.05)
In other ex vivo analyses of CT26 mouse tumor studies, we have observed that treatment with EDP1503 upregulates MHC Class I expression and augments NK cell infiltration, which are both understood to correlate with improved immune response in cancer patients. Lower MHC Class I expression reduces antigen presentation to immune cells and has been observed in patients with either primary or acquired resistance to checkpoint inhibitors. We believe these data suggest that the action of EDP1503 on the gut-body network enables different immune mechanisms that match the anti-tumor effect of and are potentially complementary to checkpoint inhibitors. We believe this profile offers a range of potential opportunities for improved immuno-oncology treatments.
Biodistribution and Pharmacokinetics
We have used two techniques to determine the pharmacokinetics and biodistribution of EDP1503 in vivo in mice: fluorescence microscopy and strain-specific PCR primers.
First, using fluorescence microscopy, we have shown in Figure 16 that labeled EDP1503 reaches the small intestine epithelium, which we believe is the site of action of the gut-body network.

Figure 16: Fluorescence microscopy showing distribution of EDP1503 in the small intestine of a mouse. Mice were treated with a single oral administration of EDP1503, which was covalently labeled with DIBAC-Cy5 (red). A section of small intestine was stained with anti-MUC2 (green), which stains mucus, and DNA-containing epithelial cells were stained with DAPI (blue). EDP1503 (red) is found both free within the lumen, as well as penetrating the mucus layer to the cells of the gut epithelium where it interacts with the gut-body network.
We believe that EDP1503 has an ability to engage with target immune cells in vivo. In the experiment plotted in Figure 17, we gave mice oral doses of 108 or 109 fluorescently labeled EDP1503. After three hours, we removed mesenteric lymph nodes. Mesenteric lymph nodes are the lymph nodes that monitor immune activity in the gut. We broke down the lymph nodes into single cells and then assayed them on a fluorescence activated cell analyzer to determine the level of physical engagement between EDP1503 and antigen-presenting cells, or APCs, such as macrophages (CX3CR1+) and dendritic cells (CD103+). Our observations suggest a dose-dependent association of EDP1503 with the target immune cells above the background of vehicle control. We believe this is consistent with the proposed mechanism of action of EDP1503 and its dose-dependent activity in a colon cancer model.

Figure 17: EDP1503 associated with antigen-presenting cells, or APCs, in the mesenteric lymph nodes. Mice were treated with vehicle or 108 or 109 DIBAC-Cy5 labeled EDP1503. Mesenteric lymph nodes were collected and sorted by flow cytometry, with the proportion of Cy5+ events recorded for each cell type. Increasing proportions of macrophages and dendritic cells show association with EDP1503 with increasing oral dose.
Second, we also used PCR primer pairs specific for EDP1503 to track the passage of EDP1503 through the gut of mice and detected its presence in other tissues. After a single oral dose, EDP1503 cleared from the small intestine within 16 hours and from the colon and stool within 24 to 48 hours. There was no evidence of persistence or colonization either in this model or in the longer-term multi-dose tumor models. The exposure of EDP1503 in other body sites was negligible.
Manufacturing
We have developed proprietary methods for the manufacture of pharmacologically active monoclonal microbials that are scalable and transferable to cGMP manufacturing facilities. Monoclonal microbials are isolated, proliferated and purified in a manner analogous to the manufacture of pharmaceutical drugs. Monoclonal microbials maintain their therapeutic effect through the manufacturing process, which produces drug substance in a powder form that makes our candidates suitable for oral administration, for instance in the form of a capsule, tablet or powder. Additionally, we believe we have established robust analytical methods to assess the identity, strength and purity of monoclonal microbials. We expect that these controlled manufacturing processes and analytical methods will allow us to produce and release cGMP batches of material with consistent quality.
Our internal manufacturing capabilities include production of non-GMP materials for in vitro and in vivo preclinical assessment of product candidates. We currently rely on third-party manufacturers for the production of materials for clinical studies. Our internal personnel have extensive cGMP manufacturing experience to ensure efficient technology transfer and oversee the development and manufacturing activities conducted by third-party manufacturers. Our agreements with third-party manufacturers include confidentiality and intellectual property provisions to protect our proprietary rights to our monoclonal microbial candidates.
We expect our third-party manufacturers will be able to meet manufacturing requirements and drug supply required by our clinical studies. In some instances, we have reserved resources from third-party manufacturers for the development and manufacture of our monoclonal microbial candidates for near-term clinical programs. We believe that these relationships are integral to ensuring reliable, high-quality drug supply for clinical development.
While we do not have a current need for commercial manufacturing capacity, we intend to evaluate both building internal capabilities and contracting with third-party manufacturers at the appropriate time.
Process development and manufacturing are critical for translation of monoclonal microbials. We believe our internal expertise and external partnerships have allowed us to address unique challenges associated with monoclonal microbial manufacturing. Some of these major challenges include: limited prior know-how in the field for novel microbes; strict anaerobic growth conditions required by many commensal microbes; and temperature and oxygen sensitivities that affect downstream processing.

Our proprietary methods for the manufacture of pharmacologically active monoclonal microbials address these three major challenges. Many human commensals are strict anaerobes with no prior development precedent. Process development of commensal microbes requires strong technical expertise in microbiology and anaerobic fermentation. We are pioneering strict anaerobic bioprocessing technologies that can allow for rapid development of reproducible manufacturing processes. We continue to optimize our processes across a wide range of parameters including media, temperature, pH, and harvest conditions. By modifying these parameters, we were able to develop a fermentation process for EDP1815, which is an anaerobic microbe with sensitive growth requirements. As depicted in Figure 19, our proprietary fermentation process increased yield, or production of EDP1815 biomass, by 10,000-fold compared to production of EDP1815 biomass produced from an industry standard fermentation process.
Figure 19. Our process development defines fermentation parameters for EDP1815. Fermentation profile for EDP1815 when grown according to an industry standard fermentation process (orange) and our proprietary process (blue).
Our monoclonal microbial manufacturing processes consist of drug substance and drug product manufacturing. We have established expertise across all aspects of drug substance manufacturing unit operations including cell banking, fermentation, cell separation and lyophilization. We have also advanced knowledge related to drug product manufacturing and our drug product has demonstrated stability under long-term storage conditions. We will continue to advance novel formulation technologies for enhanced delivery and activity in future trials.
Non-replicating Monoclonal Microbials
Our research has shown that the preclinical activity of many monoclonal microbials is independent of their viability - they need to be intact, but growth and cell division are not required. From this observation, we believe that monoclonal microbial activity is likely driven by recognition of structural motifs by immune cells in the small intestine and that this is a formal demonstration that monoclonal microbial activity is not dependent on engraftment or colonization.
As depicted in Figure 20, oral administration of non-replicating EDP1066 reduced inflammation in the preclinical DTH model to the same extent as replication-competent EDP1066. In addition to EDP1066, we have observed that non-replicating forms of EDP1815 and EDP1867 show comparable activity to replication-competent forms.

Figure 20. Non-replicating EDP1066 reduced skin inflammation in a DTH mouse model. Mice were sensitized with a foreign antigen, keyhole limpet hemocyanin, and Complete Freund’s Adjuvant subcutaneously at day zero. Mice were orally-dosed for 10 days from sensitization on day zero with vehicle, replication-competent EDP1066, or non-replicating EDP1066. Eight days after sensitization, mice were given an intradermal ear challenge with KLH. Change in ear thickness, a measure of skin inflammation, was evaluated 24 hours post-challenge. (Significance relative to vehicle: **** = p<0.0001)
Our candidate selection process may include an additional manufacturing step for our monoclonal microbial candidates to develop them as non-replicating product candidates. EDP1867 is the first non-replicating monoclonal microbial in Evelo's pipeline.
Sales and Marketing
Given the current developmental stage of our product candidates and platform, we have not yet established a commercial organization. We intend to commercialize our products globally and in multiple disease areas. We intend to do this both through selectively building our own sales and marketing team and partnering or collaborating with third parties.
Intellectual Property
We strive to protect the proprietary technology that we believe is important to our business, including seeking and maintaining patents intended to cover both our broad platform and individual product candidates. We seek to obtain domestic and international patent protection, and endeavor to promptly file patent applications for new commercially valuable inventions. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.
We plan to continue to expand our intellectual property estate by filing patent applications directed to pharmaceutical compositions, methods of treatment, methods of manufacture, methods for patient selection created or identified from our ongoing development of our product candidates, as well as discovery based on our proprietary platform. Our success will depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce any patents that we may obtain, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how and continuing technological innovation to develop and maintain our proprietary position and, in the future, may rely on or leverage in-licensing opportunities.
The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent may be challenged in courts after issuance. Moreover, many jurisdictions permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or at all, whether the claims of any patent applications, should they issue, will cover our product candidates, or whether the claims of any issued patents will provide sufficient protection from competitors or otherwise provide any competitive advantage, or, if challenged, in courts or administrative proceedings, be determined to be invalid or unenforceable.
Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially even longer, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries and patent application filings, we cannot be certain of the priority of inventions covered by pending patent applications. Accordingly, we may not have been the first to invent the subject matter disclosed in some of our patent applications or the first to file patent applications covering such subject matter, and we may have to participate in interference proceedings or derivation proceedings declared by the United States Patent and Trademark Office, or USPTO, to determine priority of invention.
Patent Portfolio
Our patent portfolio includes patent applications in varying stages of prosecution in the United States and selected jurisdictions outside of the United States. As of January 31, 2019, our patent portfolio consisted of seven issued patents and 96 pending applications, which include compositions, methods of use, and manufacturing process claims. Of the patents in our portfolio, two are owned by us, four are exclusively licensed from Mayo Clinic and one is exclusively licensed from the University of Chicago. Of the pending applications in our portfolio, 72 are owned by us, 23 are exclusively licensed to us from the University of Chicago and one is exclusively licensed to us from Mayo Clinic. The patent portfolio includes patents and applications covering the following:

•	An oral oncology platform exclusively licensed from the University of Chicago, consisting of one issued patent and 23 pending applications. Patents in this family are expected to expire in 2036.

•
A translational in vitro assay platform developed by us, consisting of one pending provisional application. Any applications claiming priority to this provisional application that issue as patents are expected to expire in 2038.

•	A formulation platform consisting of one pending provisional application. Any applications claiming priority to this provisional application that issue as a patent are expected to expire in 2038.

•	A modality platform consisting of two pending provisional applications. Any applications claiming priority to these provisional applications that issue as a patent are expected to expire in 2038.

•	Inflammation portfolio:

•
EDP1815, consisting of four issued patents in-licensed from Mayo Clinic, covering compositions and methods of use, one pending application in-licensed from Mayo Clinic (the patents and application from Mayo Clinic expected to expire in 2030) and twelve (12) Evelo-owned pending applications directed to compositions and methods of use. Any applications claiming priority to these applications that issue as patents are expected to expire in 2038; and

•
EDP1066, consisting of seven (7) pending applications directed to compositions and methods of use. Any applications claiming priority to these applications that issue as patents are expected to expire in 2038.

•	Oncology portfolio:

•
EDP1503, consisting of protection under the oral oncology platform exclusively licensed from the University of Chicago covering methods of use and four (4) Evelo-owned pending applications directed to compositions and methods of use. Any applications claiming priority to these applications that issue as patents are expected to expire in 2038.

Patent Term
The base term of a U.S. patent is 20 years from the filing date of the earliest-filed non-provisional, patent application from which the patent claims priority. The term of a U.S. patent can be lengthened by patent term adjustment, which compensates the owner of the patent for administrative delays at the USPTO. In some cases, the term of a U.S. patent is shortened by terminal disclaimer that reduces its term to that of an earlier-expiring patent.
The term of a U.S. patent may be eligible for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act, to account for at least some of the time the drug is under development and regulatory review after the patent is granted. With regard to a drug for which FDA approval is the first permitted marketing of the active ingredient, the Hatch-Waxman Act allows for extension of the term of one U.S. patent that includes at least one claim covering the composition of matter of such an FDA-approved drug, an FDA-approved method of treatment using the drug and/or a method of manufacturing the FDA-approved drug. The extended patent term cannot exceed the shorter of five years beyond the non-extended expiration of the patent or fourteen years from the date of the FDA approval of the drug, and a patent cannot be extended more than once or for more than a single product. During the period of extension, if granted, the scope of exclusivity is limited to the approved product for approved uses. Some foreign jurisdictions, including Europe and Japan, have analogous patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulatory agency. In the future, if and when our product candidates receive FDA approval, we expect to apply, if appropriate, for patent term extension on patents covering those product candidates, their methods of use and/or methods of manufacture.
Trade Secrets
In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. We typically rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We protect trade secrets and know-how by establishing confidentiality agreements and intellectual property assignment agreements with our employees, consultants, scientific advisors, contractors and collaborators. These agreements provide that all confidential information developed or made known during the course of an individual or entities’ relationship with us must be kept confidential during and after the relationship. These agreements also provide that all inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary information by third parties.
License and Manufacturing Agreements
We are a party to several license agreements under which we license patents, patent applications and other intellectual property. The licensed intellectual property includes composition of matter and methods of using monoclonal microbials. In some cases, licenses cover physical material in the form of microbial strains. Certain diligence and financial obligations are tied to these agreements. Additionally, we are a party to a manufacturing agreement for committed resources and exclusivity. We consider the following agreements to be material to our business.
University of Chicago License Agreement
In March 2016, we entered into an exclusive license agreement with the University of Chicago. This agreement gives us an exclusive, worldwide, sublicensable license to patent rights related to administration of microbes to treat cancer. Under this agreement, we may make, have made, use, import, have sold, offer to sell, and sell microbial products to treat cancer in combination with checkpoint inhibitors. Many microbial genera are covered by these patent rights, including Bifidobacterium, which encompasses our lead oncology candidate, EDP1503. In addition, we have a non-exclusive, worldwide license to use technical information disclosed to us by the University of Chicago for the development and commercialization of microbial products to treat cancer in combination with checkpoint inhibitors. Under this agreement, we must use commercially reasonable efforts to develop and market licensed products. Commercially reasonable efforts can be demonstrated by achieving specific milestones by specific dates.
Pursuant to the terms of the license agreement, we paid the University of Chicago an upfront fee of an amount less than $500,000 and are required to make low five-digit license maintenance fees on an annual basis, creditable against royalties owed in that given year. In addition, we may owe the University of Chicago future milestone payments totaling an aggregate of approximately $60.9 million upon achievement of specific milestones, the vast majority of which are associated with specific regulatory and commercial milestones.
The University of Chicago is entitled to receive low single-digit percentage royalties on annual net sales of products that fall under the licensed patent rights on a country-by-country and product-by-product basis. The royalty percentage depends on the amount of annual net sales and whether the product is covered by valid patent claims, un-published technical information, or published technical information. Our valid claims royalty obligations to the University of Chicago will expire upon the later of (a) expiration of the last-to-expire valid claim covering the product, or (b) the expirations of regulatory exclusivity of a product covered by the patent rights. Technical information royalty obligations will expire upon the earlier of (a) fifteen years from first commercial sale of the applicable product, or (b) when a substantially similar product comes onto the market.
Under the license agreement, we have the right to sublicense licensed rights to third parties, provided that the sublicense agreement is consistent with the terms of the original license and that we hold any sublicensees compliant. Should we enter a sublicense under these patent rights, we are required to pay the University of Chicago a percentage of our sublicense revenue. The University of Chicago is entitled to percentages of sublicense revenue in the low- to mid-teens depending on the stage of development of licensed products at the time the sublicense is entered.
The University of Chicago maintains control of patent prosecution, defense and maintenance on their patent rights. We are responsible for reimbursing the University of Chicago for patent costs incurred. If we cease payment for patent prosecution, our patent rights will terminate and revert to the University of Chicago. We have the first right, but not obligation, to control any post grant proceedings and to take action in the prosecution or prevention of any infringement by a third party to patent rights.

The license granted by the University of Chicago is subject to any retained rights of the U.S. government in the patent rights and to retained rights of the University of Chicago to use the patent rights for non-commercial research purposes. The license agreement will expire on a country-by-country and product-by-product basis on the later of (a) expiration date of the last to expire licensed patents, or (b) a set number of years in the mid-teens from first commercial sale of a licensed product. Prior to the expiration date, we may terminate the license with written notification to the University of Chicago. Prior to the expiration date, the University of Chicago may terminate the agreement in whole or in part if we fail to make payments within thirty days of receiving a written notice of missed payment, if we breach any material obligation of the agreement and do not cure such breach within thirty days, if we become bankrupt or insolvent, or if we are dissolved or liquidated. The University of Chicago may also terminate the license if we fail to show commercially reasonable efforts in meeting diligence milestones.
License Agreement with Mayo Clinic
In August 2017, we entered into an agreement with the Mayo Foundation for Medical Education and Research, an affiliate of Mayo Clinic, or Mayo Clinic, to license intellectual property and microbial strains. This agreement gives us an exclusive, worldwide, sublicensable license to patent rights related to compositions of matter and methods of using microbes from a specific species to treat autoimmune and inflammatory diseases. In addition to patent rights, this agreement also includes an exclusive, worldwide, sublicensable license to an immuno-modulatory microbial strain isolated from a human small intestinal sample by Mayo Clinic. Under the licensed patent rights and/or using the licensed microbial strain, we may make, have made, use, offer for sale, sell, and import products containing microbes of a specific species to treat autoimmune and inflammatory diseases. In addition, we have a non-exclusive, worldwide license to use know-how disclosed to us by Mayo Clinic related to the development and commercialization of products containing microbes of a specific species to treat autoimmune and inflammatory diseases. The licensed patents include four issued U.S. patents and one pending U.S. patent application. Issued claims cover compositions containing microbes from a specified species and methods of using these compositions to treat all autoimmune and inflammatory diseases. EDP1815, one of our lead candidates in the inflammation program, contains the microbial strain licensed from Mayo Clinic and is covered by these patent rights. Under this agreement, we must use commercially reasonable efforts to bring licensed products to the market.
In consideration for the licenses, we paid Mayo Clinic an upfront payment of $225,000. Beginning on the second anniversary of the effective date, we owe Mayo Clinic escalating annual license maintenance fees in the low- to mid–five digits. Annual license maintenance fees count towards milestones and royalties owed in a given year. Mayo Clinic is entitled to future clinical, approval and sales milestones. In addition, we have agreed to pay Mayo Clinic future milestone payments totaling a maximum of $960,000 upon achievement of specific development milestones and $56 million upon achievement of specific regulatory and commercial milestones.
Mayo Clinic is entitled to receive low single-digit percentage royalties on annual net sales of products that fall under the licensed patent rights or contain the licensed microbial strain on a country-by-country and product-by-product basis. The royalty percentage depends on the amount of annual net sales and whether the product is covered by valid patent claims or contains the licensed microbial strain. Royalties on products containing the licensed microbial strain will only be due in countries where licensed products are not covered by valid claims. Our valid claims royalty obligations to Mayo Clinic will terminate on expiration of the last-to-expire valid claim covering the product. Royalty obligations on products containing the licensed microbial strain will expire 15 years from the first commercial sale of the licensed product.
Under the license agreement, we have the right to sublicense licensed patent rights and the licensed microbial strain to third parties through multiple tiers, provided that the sublicense agreement is on substantially the same terms as the original license and that we are responsible for the performance of its sublicensees. We must obtain Mayo Clinic’s permission to grant any fully paid-up, royalty-free or exclusive sublicenses. We have no financial obligations to Mayo Clinic related to sublicenses.
Mayo Clinic has the responsibility to prepare, file, prosecute or abandon its patent rights. We may provide prior comment and advice to Mayo Clinic and we are responsible for reimbursing Mayo Clinic for past and future patent costs. If we cease payment for patent preparation, filing or prosecution, our patent rights will terminate and revert to Mayo Clinic. We have the first right, but not obligation, to control any post grant proceedings and to take action in the prosecution or prevention of any infringement by a third party to patent rights.
The license granted by Mayo Clinic is subject to any retained rights of the US government in the patent rights and to retained rights of Mayo Clinic to use the patent rights and licensed microbial strain for non-commercial research purposes, which excludes human use. The license to patent rights will expire on a country-by-country and product-by-product basis upon the expiration date of the last to expire licensed patents. The license to Mayo Clinic’s microbial strain will expire 15 years from first commercial sale of a product containing the licensed microbial strain. Prior to the expiration date, Mayo Clinic may terminate the license if we fail to make payments within thirty days of receiving a written notice of missed payment, if we breach any material obligation of the agreement and do not cure such breach within thirty days, if we become bankrupt or insolvent, or if we or any sublicensee directly or indirectly brings suit against Mayo Clinic. Upon early termination of our license, any sublicensee that is not in material breach of the agreement will have the right to retain its sublicense to the patent rights and microbial strain. We do not have the right to terminate the agreement prior to the expiration date.
Biose Committed Resource and Exclusivity Agreement
Effective February 2018, we entered into an exclusivity and commitment agreement with Biose Industrie, or Biose. Under this agreement, Biose reserves sufficient manufacturing resources for the manufacture of our drug substance according to a specified schedule of manufacturing runs over a three-year period. We are required to pay Biose fees in the high five digits to low six digits for each run depending on the type of run being conducted. If we do not use committed manufacturing resources, we are required to pay Biose for these resources unless Biose is able to re-sell unused runs.
In addition to manufacturing resources, this agreement includes exclusivity provisions, which ensure that we are Biose’s exclusive customer for the manufacture of certain microbial biotherapeutic products. We are required to pay annual fees in the mid six digits to Biose in consideration for these exclusivity provisions.
The term of the agreement is three years from the effective date. We may terminate at any time with prior notice within a specified period to Biose, or if there is a change of control of Biose that may adversely affect our interest. In the event that we terminate at will, we are obligated to pay Biose a mid-range percentage of the committed manufacturing resource fees for a specified period less than one year following the effective date of termination. In addition, both parties may terminate if the other party materially breaches the agreement and does not cure such breach within a specified period or if either party becomes bankrupt or insolvent, or is dissolved or liquidated.
Collaboration
Merck-MSD International GmbH
In November 2018, we entered into a clinical trial collaboration agreement with MSD International GmbH, an affiliate of Merck, under which we will sponsor and conduct a clinical trial evaluating EDP1503 in combination with KEYTRUDA, Merck's anti-PD-1 therapy, in patients with advanced metastatic colorectal carcinoma, triple-negative breast cancer, and checkpoint inhibitor relapsed tumors. Under the agreement, we retain sole ownership of all rights to EDP1503, and there are no material financial terms or commitments required of either party.
Competition
The biotechnology and pharmaceutical industries are characterized by rapid growth and a dynamic landscape of proprietary therapeutic candidates. While we believe that our monoclonal microbial platform and candidates, coupled with our resources and industry expertise, give us a competitive advantage in the field, we face competition from a variety of institutions, including larger pharmaceutical companies with more resources.
Specialty biotechnology companies, academic research institutions, governmental agencies, as well as public and private institutions are also potential sources of competitive products and technologies.
In both inflammatory diseases and oncology, we anticipate intensifying competition as new therapies are approved and advanced technologies become available. Many of our competitors, either alone or with strategic partners, have considerably greater financial, technical, and human resources than we do. Competitors may also have more experience developing, obtaining approval for, and marketing novel treatments in the indications we are pursuing. These factors could give our competitors an advantage over us in recruiting and retaining qualified personnel, completing clinical development, and commercializing their products. Competitors that are able to obtain FDA or other regulatory approval for their products more rapidly than we can for our products may also establish a stronger market position, diminishing our commercial opportunity. Key considerations that would impact our capacity to effectively compete include the efficacy, safety, ease of use, as well as pricing and reimbursement of our products.
Significant competition exists in the immuno-oncology field, where we are developing our first product candidates in oncology. Although our monoclonal microbial approach is unique from most other existing or investigational therapies in immuno-oncology, we will need to compete with all currently or imminently available therapies within the indications where our development is focused. Although there is a wide range of potentially competitive mechanisms, possible synergies between these and monoclonal microbials will also be evaluated.
The main classes of immunotherapy that are available or are being evaluated by our competitors include:

•	Checkpoint inhibitors: Agenus Inc., AstraZeneca plc, Bristol-Myers Squibb, F. Hoffmann-La Roche A.G., Incyte Corporation, Merck, Pfizer Inc., Regeneron Pharmaceuticals Inc.; and

•	Cell therapy: Celgene Corporation, Gilead Sciences, Inc., and Novartis International A.G.
In autoimmune or inflammatory diseases, there is also a wide range of competitors that we will be challenged by. In later stages of disease, the majority of competition will stem from companies marketing or developing biologics and novel small molecule therapies, such as AbbVie Inc., Johnson & Johnson, Pfizer Inc, Novartis International A.G., Regeneron Pharmaceuticals, Inc. and Sanofi S.A. Potentially competing mechanisms of action include TNF, IL-4, IL-17, and JAK inhibitors. Novel delivery of biologics, particularly via oral administration, and the entry of biosimilars will also add to competition within the therapeutic area.
Government Regulation
The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and biologics such as those we are developing. We, along with our contract manufacturers, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval for our product candidates. The process of obtaining regulatory approvals and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.
In the United States, the FDA regulates drug and biologic products under the Federal Food, Drug and Cosmetic Act, its implementing regulations and other laws, including, in the case of biologics, the Public Health Service Act. Our product candidates are subject to regulation by the FDA as biologics. Biologics require the submission of a biologics license application, or BLA, and licensure, which constitutes approval, by the FDA before being marketed in the United States. None of our product candidates has been approved by the FDA for marketing in the United States, and we currently have no BLAs pending. If we fail to comply with applicable FDA or other requirements at any time during product development, clinical testing, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, suspension or revocation of approved applications, warning letters, product recalls, product seizures, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us.
The process required by the FDA before our biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials in the United States may begin;

•
performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication, conducted in accordance with the FDA’s good clinical practice, or GCP, regulations;

•	submission to the FDA of a BLA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP regulations; and

•	FDA review and approval of the BLA prior to any commercial marketing, sale or shipment of the product.
The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.
Preclinical and Clinical Trials
Once a product candidate is identified for development, it enters the preclinical testing stage. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which must be conducted in accordance with GLP requirements. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin.
Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol must be submitted to the FDA as part of the IND. An independent institutional review board, or IRB, for each investigator site proposing to participate in a clinical trial must also review and approve the clinical trial before it can begin at that site, and the IRB must monitor the clinical trial until it is completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP requirements, including requirements for informed consent.
For purposes of BLA approval, clinical trials are typically conducted in three sequential phases, which may overlap or be combined.

•
Phase 1—Phase 1 clinical trials involve initial introduction of the investigational product into healthy human subjects or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

•
Phase 2—Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks.

•
Phase 3—Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling.

In some cases, the FDA may condition approval of a BLA on the sponsor’s agreement to conduct additional clinical trials to further assess the biologic’s safety and effectiveness after BLA approval. Such post-approval clinical trials are typically referred to as Phase 4 clinical trials.
Although most clinical research performed in the United States in support of a BLA must be authorized in advance by the FDA, under the IND regulations and procedures described above, there are certain circumstances under which clinical trials can be conducted without submission of an IND. For example, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND.
Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.
Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the biologic and finalize a process for manufacturing the biologic in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
BLA Submission and FDA Review
The results of preclinical studies and clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the biologic, are submitted to the FDA in the form of a BLA requesting approval to market the biologic for one or more specified indications. The submission of a BLA requires payment of a substantial user fee unless a waiver is granted. Each BLA submitted to the FDA is reviewed for administrative completeness and reviewability within 60 days of the FDA’s receipt of the application. If the BLA is found to be complete, the FDA will file the BLA, triggering a full substantive review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission.
Once a BLA has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. However, the review process is often significantly extended by FDA requests for additional information or clarification. Under the Prescription Drug User Fee Act, the FDA has a goal of reviewing BLAs within ten months of the 60-day filing date for standard review or six months for priority review, but the overall timeframe is often extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether the biological product is safe, pure and potent and whether the facility or facilities in which it is manufactured meet standards designed to assure the product’s continued safety, purity and potency. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.
Before approving a BLA, the FDA will inspect the facility or the facilities at which the biologic product is manufactured, and will not license the product unless cGMP compliance is satisfactory. The FDA may also inspect the sites at which the clinical trials were conducted to assess their compliance with GCP requirements, and will not license the biologic unless compliance with such requirements is satisfactory.
The FDA may deny approval of a BLA if the applicable statutory and regulatory criteria are not satisfied, or it may require additional preclinical or clinical data. Even if such data are submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than sponsors. Once the FDA approves a BLA, such approval defines the indicated uses for which the biologic may be marketed. The FDA may also require implementation of a Risk Evaluation and Mitigation Strategy, or REMS, which can include a medication guide, communication plan, or elements to assure safe use, such as restricted distribution methods, physician training, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling claims or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the market. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing based on the results of these post-marketing studies. After approval, certain changes to the approved biologic, such as adding new indications, manufacturing changes or additional labeling claims, are subject to further FDA review and approval. Depending on the nature of the change proposed, a BLA supplement must be filed and approved before the change may be implemented.
Expedited Development and Review Programs
The FDA maintains several programs intended to facilitate and expedite development and review of new drugs and biologics to address unmet medical needs in the treatment of serious or life- threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, Priority Review designation and Accelerated Approval, and the purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.
A new drug or biologic is eligible for fast track designation if it is intended to treat a serious or life- threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast Track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed, meaning that the agency may review portions of the marketing application before the sponsor submits the complete application, as well as Priority Review, discussed below. In addition, a new drug or biologic may be eligible for breakthrough therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient drug development program beginning as early as
Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.
Any product submitted to the FDA for approval, including a product with Fast Track or Breakthrough Therapy designation, may also be eligible for additional FDA programs intended to expedite the review process, including Priority Review designation and accelerated approval. A product is eligible for Priority Review if it has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition. Additionally, products are eligible for accelerated approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Accelerated approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. In addition, unless otherwise informed by the FDA, the FDA currently requires, as a condition for accelerated approval, that all advertising and promotional materials that are intended for dissemination or publication within 120 days following marketing approval be submitted to the agency for review during the pre-approval review period, and that after 120 days following marketing approval, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

Fast Track designation, Breakthrough Therapy designation, Priority Review designation and Accelerated Approval do not change the standards for approval but may expedite the development or review process.
Post-Approval Requirements
Licensed biologics that are manufactured or distributed in the United States are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product distribution, advertising and promotion and reporting of adverse experiences with the product. There is also a continuing, annual prescription drug product program user fee.
Any biologics manufactured or distributed by us or our contract manufactures pursuant to FDA approvals would be subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the product. Manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our contract manufacturers. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution.
Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.
The FDA closely regulates the post-approval marketing and promotion of biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the internet and social media. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Physicians may prescribe legally available biologics for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.
Biosimilars and Regulatory Exclusivity
As part of the Patient Protection and Affordable Care Act enacted in 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the Affordable Care Act, the Biologics Price Competition and Innovation Act, or BPCIA established an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway provides legal authority for the FDA to review and approve biosimilar biologics based on their similarity to an existing brand product, referred to as a reference product, including the possible designation of a biosimilar as interchangeable with a brand product. Under the BPCIA the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological drug products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. The BPCIA is complex and continues to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. In addition, the period of exclusivity provided by the BPCIA only operates against third parties seeking approval via the abbreviated pathway, but would not prevent third parties from pursuing approval via the traditional approval pathway. In addition, foreign regulatory authorities may also provide for exclusivity periods for approved biological products. For example, biological products in the EU may be eligible for at least a ten-year period of exclusivity.

Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making the product available in the United States for the disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting a BLA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, though companies developing orphan products are eligible for certain incentives, including tax credits for qualified clinical testing and waiver of application fees.
If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity during which the FDA may not approve any other applications to market the same therapeutic agent for the same indication, except in limited circumstances, such as a subsequent product’s showing of clinical superiority over the product with orphan exclusivity or where the original applicant cannot produce sufficient quantities of product. Competitors, however, may receive approval of different therapeutic agents for the indication for which the orphan product has exclusivity or obtain approval for the same therapeutic agent for a different indication than that for which the orphan product has exclusivity. Orphan product exclusivity could block the approval of one of our products for seven years if a competitor obtains approval for the same therapeutic agent for the same indication before we do, unless we are able to demonstrate that our product is clinically superior. Furthermore, if a designated orphan product receives marketing approval for an indication broader than the rare disease or condition for which it received orphan designation, it may not be entitled to orphan exclusivity.
Government Regulation Outside of the United States
To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, manufacturing, commercial sales and distribution of our products. For instance, in the European Economic Area, or EEA (comprised of the 28 EU Member States plus Iceland, Liechtenstein and Norway) medicinal products must be authorized for marketing by using either the centralized authorization procedure or national authorization procedures.
Centralized procedure—Under the centralized procedure, following the opining of the European Medicines Agency, or EMA, Committee for Medicinal Products for Human Use, or, CHMP, the European Commission issues a single marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EEA, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops.
National authorization procedures—There are also two other possible routes to authorize medicinal products in several countries, which are available for products that fall outside the scope of the centralized procedure:

•
Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.

•
Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, additional marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned recognize the validity of the original, national marketing authorization.

In the EEA, new products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.
The criteria for designating an “orphan medicinal product” in the EEA are similar in principle to those in the United States. In the EEA a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten year orphan market exclusivity period, no marketing authorization application shall be accepted and no marketing authorization shall be granted for a similar medicinal product for the same indication. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. The ten year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.
Similar to the United States, the various phases of non-clinical and clinical research in the European Union are subject to significant regulatory controls.
The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on Good Clinical Practice, or GCP, and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the European Union. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents.
In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted. The Regulation is anticipated to come into application in 2019. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial. The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.
Coverage and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to that third-party payors provide coverage, and establish adequate reimbursement levels for such products.

In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Furthermore, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.
The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third- party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on healthcare pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Research and Development
We have dedicated a significant portion of our resources to our efforts to develop our product candidates.  We incurred research and development expenses of $39.9 million, $20.0 million and $9.1 million during the years ended December 31, 2018, 2017 and 2016, respectively.  We anticipate that a significant portion of our operating expenses will continue to be related to research and development in 2019 as we continue to advance our product candidates through clinical development.
Employees
As of February 8, 2019 we have 75 full-time employees, including 34 with M.D. or Ph.D. degrees. Of those full-time employees, 59 are engaged in research and development. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Corporate and Other Information
We were incorporated in Delaware in May 2014. Our principal executive offices are located at 620 Memorial Drive, Cambridge, Massachusetts 02139 and our telephone number is (617) 577-0300. Our website address is www.evelobio.com. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only.
We file electronically with the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We make available on our website at www.evelobio.com, under “Investors,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Position and Need for Additional Capital
We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred significant operating losses. For the year ended December 31, 2018 our net loss was $56.9 million and as of December 31, 2018 we had an accumulated deficit of $113.4 million. To date, we have financed our operations through private placements of our preferred stock, borrowings under our loan and security agreement with Pacific Western Bank and proceeds from our initial public offering, which was completed in May 2018. We have devoted substantially all of our financial resources and efforts to developing our monoclonal microbial platform, identifying potential product candidates and conducting preclinical studies. We are in the early stages of developing our product candidates, and we have not completed the development of any monoclonal microbial therapies or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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
We expect that our cash, cash equivalents and short-term investments as of December 31, 2018 will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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
Since our inception in 2014, we have devoted substantially all of our resources to identifying and developing our product candidates, building our intellectual property portfolio, process development and manufacturing function, planning our business, raising capital and providing general and administrative support for these operations. All of our product candidates are in clinical or preclinical development. We dosed the first subjects in our clinical trial of our first monoclonal microbial candidate in our inflammation portfolio, EDP1066, in April 2018, and commenced initial clinical trials for our second inflammation candidate, EDP1815, and our oncology product candidate, EDP1503, in the fourth quarter of 2018, but have not completed any clinical trials for these or any other product candidates. We have not yet demonstrated our ability to successfully complete any non-clinical toxicology study, Phase 1 clinical study, Phase 2 clinical study or any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control.
Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.
The terms of our loan and security agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
We have a $15.0 million term loan credit facility with Pacific Western Bank, or the loan and security agreement, that is secured by a lien covering substantially all of our personal property, excluding intellectual property. As of December 31, 2018, the outstanding principal balance under the loan and security agreement was $15.0 million. The loan and security agreement contains customary affirmative and negative covenants and events of default applicable to us and our subsidiaries.
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
Our product candidates are monoclonal microbials, which are an unproven approach to therapeutic intervention.
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
Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug or biologic for that time period. The applicable period is seven years in the United States and ten years in Europe. Market exclusivity based on orphan drug designation is distinct from exclusivity conveyed by other regulations and under issued patents; the periods of exclusivity may run concurrently. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified.

In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA or EMA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. We may seek orphan drug designation and exclusivity for some of our product candidates. However, even if we obtain orphan drug designation for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if we are unable to assure sufficient quantity of the drug or biologic to meet the needs of patients with the rare disease or condition. We also may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products.
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
The development and commercialization of new drug and biologic products is highly competitive and is characterized by rapid and substantial technological development and product innovations. We face competition with respect to our current product candidates and will face competition with respect to product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We are aware of a number of large pharmaceutical and biotechnology companies, including AbbVie Inc., Agenus Inc., AstraZeneca plc, Bristol-Myers Squibb, Celgene Corporation, F. Hoffmann-La Roche A.G., Gilead Sciences, Inc., Incyte Corporation, Johnson & Johnson, Merck, Novartis International A.G., Pfizer Inc. and Regeneron Pharmaceuticals, Inc., as well as smaller, early-stage companies, that are pursuing the development of products, including microbial-based therapeutics in some instances, for disease indications we are targeting. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others may be based on entirely different approaches.

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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours , which could delay us from obtaining FDA approval to market our product candidates and result in our competitors establishing a strong market position before we are able to enter the market, especially for any competitor developing a microbial-based therapeutic which will likely share our same regulatory approval requirements. For more information, please see “Risk Factors-Our product candidates for which we intend to seek approval as a biologic products may face competition sooner than anticipated, which may delay us from marketing our product candidates.” In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic or biosimilar products.
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
Our product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated, which may delay us from marketing our product candidates.
Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars. The Patient Protection and Affordable Care Act, or Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
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
We may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third- party patent rights. For example, in October 2018, Genome & Co. petitioned the USPTO to initiate a post grant review of a patent issued to the University of Chicago, to which we have an exclusive license from the University of Chicago. Although we believe that the subject patent is valid, there is a possibility that the USPTO could invalidate or require the University of Chicago to narrow the claims contained in the patent. Any limitation on the protection of the subject technology could hinder our ability to develop and commercialize applicable product candidates.
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

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, patent reform legislation could further increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO has also developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular the first to file provisions, only became effective on March 16, 2013. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Thus, for our U.S. patent applications containing a priority claim after March 16, 2013, there is a greater level of uncertainty in the patent law.
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
A number of cases decided by the Supreme Court have involved questions of when claims reciting abstract ideas, laws of nature, natural phenomena and/or natural products are eligible for a patent, regardless of whether the claimed subject matter is otherwise novel and inventive. These cases include Association for Molecular Pathology v. Myriad Genetics, Inc., 569 U.S. 12-398 (2013) or Myriad; Alice Corp. v. CLS Bank International, 573 U.S. 13-298 (2014); and Mayo Collaborative Services v. Prometheus Laboratories, Inc., or Prometheus, 566 U.S. 10-1150 (2012). In response to these cases, the USPTO has issued guidance to the examining corps.
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
The United Kingdom’s planned exit from the European Union may adversely impact our business.
In a non-binding referendum on the United Kingdom of Great Britain and Northern Ireland’s membership in the European Union in June 2016, a majority of the United Kingdom’s electorate voted for the United Kingdom’s withdrawal from the European Union (“Brexit”). A process of negotiation will determine the future terms of the United Kingdom’s relationship with the European Union and its members. While Article 50 of the Lisbon Treaty was invoked by the United Kingdom on March 29, 2017, substantial uncertainty remains regarding the outcome of the negotiations, as well as the scope and duration of a transitionary period, if any, following the expiration of the Article 50 period on March 29, 2019. This uncertainty was exacerbated by the lack of a decisive majority following the United Kingdom general election in June 2017 and, following months of negotiation, the rejection by United Kingdom’s Parliament in January 2019 of a withdrawal agreement and related statement on future relations negotiated by representatives of the United Kingdom and the European Union.
Depending on the terms of Brexit, the United Kingdom could lose its present rights or terms of access to the single EU market and EU customs areas and to the global trade deals negotiated by the European Union on behalf of its members. The uncertainty regarding new or modified arrangements, or initially the absence of such arrangements, between the United Kingdom and other countries following Brexit may have a material adverse effect on the movement of goods between the United Kingdom and members of the European Union and the United States, including the interruption of or delays in imports into the United Kingdom of goods originating within the European Union and exports from the United Kingdom of goods originating there. For example, shipments into the United Kingdom of drug substance manufactured for the Company in the European Union may be interrupted or delayed and thereby prevent or delay the manufacture in the United Kingdom of drug product. Similarly, shipments out of the United Kingdom of drug product to the United States or the European Union may be interrupted or delayed and thereby prevent or delay the delivery of drug product to clinical sites. Such a situation could hinder our ability to conduct current and planned clinical trials and have an adverse effect on our business.

Our business and operations would suffer in the event of information technology and other system failures or security breaches of or unauthorized access to our systems.
Despite the implementation of security measures, our internal computer systems and those of our current and future contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, or to attachments to emails and other security breaches or unauthorized access by persons inside our organization or with access to our internal systems. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusions, including by computer hackers, foreign governments and cyber terrorists, generally has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, our systems safeguard important confidential personal data regarding patients enrolled in our clinical trials. While we are not aware of any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption to our product development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.
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
Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, and prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to take action with respect to regulatory matters can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees and statutory, regulatory and policy changes. In addition, government funding of the FDA, the SEC and other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for regulatory submissions to be reviewed or approved, or for other actions to be taken, by relevant government agencies, which would adversely affect our business. For example, over the last several years, including as recently as December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Similarly, a prolonged government shutdown could prevent the timely review of our patent applications by the USPTO, which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Additionally, government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly fund our business.
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
Based on the number of shares of common stock outstanding as of February 8, 2019, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates will, in the aggregate, hold shares representing approximately 75% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership control may have the effect of delaying, deferring or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. For example, in November 2018, holders of approximately 28.3 million shares of our common stock formerly subject to a lock-up agreement entered into in connection with our IPO became eligible to resell their shares in the open market (subject to volume limitations as to resales by affiliates of the Company pursuant to Rule 144 of the Securities Act). Moreover, holders of an aggregate of approximately 24.9 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, including entities affiliated with Flagship Pioneering, until such shares can otherwise be sold without restriction under Rule 144 of the Securities Act or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
We are an “emerging growth company” and a "smaller reporting company," and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.
We are an “emerging growth company” as that term is used in the JOBS Act, and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering of our common stock, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report on Form 10-K;

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
In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to take advantage of this extended transition period.
We are also a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common shares held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting common shares held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.
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
As of December 31, 2018, we had federal and state net operating loss carryforwards of $98.0 million and $91.2 million, respectively. A portion of the federal net operating losses will begin to expire at various dates through 2037. The state net operating losses will begin to expire at various dates through 2038. As of December 31, 2018, we also had federal research and development tax credit carryforwards of $2.1 million and state research and development tax credit carryforwards of $0.8 million, which begin to expire in 2033. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. The reduction of the corporate tax rate under the Tax Cuts and Jobs Act of 2017, or the TCJA, may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Furthermore, under the TCJA, although the treatment of NOLs generated before December 31, 2017 has generally not changed, NOLs generated in calendar year 2018 and beyond will not be subject to expiration but will only be able to offset 80% of taxable income. This change may require us to pay federal income taxes even if we have NOL carryforwards that could otherwise offset our taxable income.
Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.
The TCJA has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”), adopting elements of a territorial tax system, imposing a one-time transition tax, or repatriation tax, on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.
While some of the changes made by the TCJA may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the TCJA will have on us. We urge our investors to consult with their legal and tax advisors with respect to the TCJA.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Cambridge, Massachusetts, where we currently lease 40,765 square feet of office and laboratory space under a sublease agreement that expires in September 2025. We also lease 6,437 square feet of office and laboratory space in Cambridge, Massachusetts that we sublease to a third party. This lease and sublease both expire in May 2020. We believe that our facilities are sufficient to meet the current needs of the company and that suitable space will be available as and when needed.
Item 3. Legal Proceedings
We are not subject to any material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading on the NASDAQ Global Select Market on May 9, 2018, under the symbol “EVLO” Prior to that time, there was no public market for our common stock.
Comparative Stock Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act. The following graph shows a comparison from May 9, 2018 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2018, of the cumulative total return for our common stock, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on May 9, 2018. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.
* $100 invested on May 9, 2018 in stock or in index, including reinvestment of dividends.

Holders of Record
As of February 8, 2019, we had approximately 54 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business. We do not expect to pay any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors and will depend on then-existing conditions, including our financial conditions, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.
Use of Proceeds
On May 11, 2018, we completed the initial public offering of our common stock, or the IPO, and issued and sold 5,312,500 shares of our common stock at a public offering price of $16.00 per share, for gross proceeds of $85.0 million and $75.8 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. None of these expenses consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

The offer and sale of all of the shares in the offering was registered under the Securities Act pursuant to a registration on Form S-1 (Reg. No. 333-224278), as amended, which was declared effective by the Securities and Exchange Commission, or the SEC, on May 8, 2018. The managing underwriters for our IPO were Morgan Stanley & Co. LLC and Cowen and Company, LLC.
The net proceeds from our initial public offering have been invested in government backed $1 net asset value money market funds and U.S. treasury securities. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our Prospectus. As of December 31, 2018, we had used $42.6 million of the net proceeds from our IPO.
Item 6. Selected Financial Data
The following table sets forth our selected consolidated financial data. We derived the consolidated statement of operations data for the years ended December 31, 2018, 2017, and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017, from our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated balance sheet as of December 31, 2016 from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of results to be expected for any period in the future. The selected consolidated financial data presented below should be read in conjunction with Part II, Item 7A “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto, included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the related notes thereto.
Statement of Operations Data:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Operating expenses:
Research and development	$39,885	$19,957	$9,134
General and administrative	18,218	7,574	3,891
Total operating expenses	58,103	27,531	13,025
Loss from operations	(58,103)	(27,531)	(13,025)
Other (expense) income:
Interest income (expense), net	1,563	(215)	(287)
Other expenses	(406)	(301)	(20)
Other income (expense), net	1,157	(516)	(307)
Net loss	$(56,946)	$(28,047)	$(13,332)
Convertible preferred stock dividends	(3,937)	(6,085)	(1,645)
Net loss attributable to common stockholders	$(60,883)	$(34,132)	$(14,977)
Net loss per share attributable to common stockholders, basic and diluted(1)	$(2.78)	$(9.10)	$(5.28)
Weighted average number of common shares outstanding, basic and diluted(1)	21,871,029	3,750,790	2,834,733
Balance Sheet Data:

	As of December 31,
	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$147,919	$38,246	$15,536
Working capital(2)	142,387	34,938	13,472
Total assets	159,867	43,788	18,570
Long-term debt	12,305	9,966	9,931
Convertible preferred stock	—	83,702	33,863
Accumulated deficit	(113,381)	(56,411)	(28,341)
Total stockholders’ equity (deficit)	136,949	(54,723)	(28,337)

(1)    See Note 2 to our audited consolidated financial statements for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.
(2)    We define working capital as current assets less current liabilities.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with Part II, Item 6.“Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part I, Item1A“Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should carefully read the “Risk Factors” section of this Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”
Overview
Evelo Biosciences is discovering and developing potential therapies designed to engage immune cells in the small intestine and drive therapeutic effects throughout the body. The action of our therapies is based on the central role of the small intestine of the gut in controlling immune and biological activity throughout the body. We refer to this relationship as the gut-body network. The gut-body network represents the connections of the small intestine to all organs and tissues. We believe that we have the potential to use the unexplored biology of the gut-body network to develop novel therapies that could transform the treatment of many diseases, potentially driving profound benefits to patients and society.
We are developing monoclonal microbials, a potential new modality of oral biologic medicines. Monoclonal microbials are orally-delivered pharmaceutical compositions of naturally-occurring, specific single strains of microbes. Our monoclonal microbials engage immune cells in the small intestine and drive changes in systemic biology without systemic exposure and without colonizing the gut in preclinical models. We have built a proprietary platform designed to develop monoclonal microbials as therapeutics. Our platform integrates tools and capabilities necessary to source, select, develop and manufacture monoclonal microbials as therapies.
Clinical Programs
We are advancing monoclonal microbials to potentially treat a spectrum of immune mediated diseases with an initial focus on inflammatory diseases and oncology. The efficiency of our platform has, in a relatively short period of time, allowed us to advance three product candidates into clinical trials for a range of inflammatory diseases and cancers.
- EDP1066, a monoclonal microbial candidate for inflammatory diseases: In April 2018 we initiated our ongoing Phase 1b placebo-controlled dose-escalating safety and tolerability study of EDP1066 in approximately 36 healthy volunteers and up to 96 patients with mild to moderate psoriasis or atopic dermatitis. Exploratory endpoints include the evaluation of a variety of clinical measures of disease and pharmacodynamic markers, including biomarker signals from paired biopsies of affected skin in patients. We expect initial clinical data from this study in the second quarter of 2019.
- EDP1815, a monoclonal microbial candidate for inflammatory diseases: In November 2018 we initiated our ongoing Phase 1b placebo-controlled dose-escalating safety and tolerability study of EDP1815 in approximately 24 healthy volunteers and up to 108 patients with mild to moderate psoriasis or atopic dermatitis. Exploratory endpoints include the evaluation of a variety of clinical measures of disease and pharmacodynamic markers, including biomarker signals from paired biopsies of affected skin in patients. We expect initial clinical data from this study in the second half of 2019.
- EDP1503, a monoclonal microbial candidate for oncology. In December 2018 we initiated our ongoing Phase 1/2 open-label study of EDP1503 in combination with KEYTRUDA (pembrolizumab) in three groups of patients: microsatellite stable colorectal cancer; triple-negative breast cancer; and patients across multiple tumor types who have relapsed on prior PD-1/L1 inhibitor treatment. We estimate that we will enroll up to 120 subjects in this study which will assess the safety and tolerability, immune response markers and overall response rates achieved with EDP1503 in combination with KEYTRUDA. We expect initial clinical data from this study in the first half of 2020.
In January 2019, the University of Chicago initiated a Phase 2a investigator-sponsored clinical study of EDP1503 in combination with KEYTRUDA in melanoma patients. The University of Chicago will enroll up to 70 PD-l-naïve and PD-1-relapsed melanoma patients in this study which is assessing the safety, tolerability and overall response rates achieved with EDP1503 in combination with KEYTRUDA. Additionally, we expect to evaluate immune response markers from biopsies taken during the study. We anticipate initial clinical data from this study in the second half of 2020.

In addition to these ongoing clinical trials we expect to initiate future additional clinical trials related to these product candidates and potential new product candidates. For instance, in the first half of 2019, we expect to initiate an additional immuno-pharmacology clinical trial in healthy volunteers with EDP1066. Our intention is to finalize the selection of the next wave of inflammation indications after data from the ongoing EDP1066 and EDP1815 clinical trials have been analyzed. Potential indications include asthma, psoriatic arthritis, rheumatoid arthritis and inflammatory bowel disease.
We were incorporated and commenced operations in 2014. Since our incorporation, we have devoted substantially all of our resources to developing our clinical and preclinical candidates, building our intellectual property portfolio and process development and manufacturing function, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily with proceeds from sales of common and convertible preferred stock to our equity investors and borrowings under a loan and security agreement, as amended, with a financial institution. Through December 31, 2018, we received gross proceeds of $172.0 million from sales of convertible preferred stock and borrowings under our loan and security agreement. On May 11, 2018, we completed our initial public offering, or the IPO, of 5,312,500 shares of our common stock at a public offering price of $16.00 per share. The shares began trading on the Nasdaq Global Select Market on May 9, 2018 under the symbol "EVLO." The gross proceeds from the IPO were $85.0 million and the net proceeds were approximately $75.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Upon the closing of the IPO all of the Company’s outstanding shares of convertible preferred stock automatically converted into 22,386,677 shares of common stock at the applicable conversion rate then in effect.
On April 27, 2018, we effected a 1-for-4.079 reverse stock split of our common stock. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. These cash payments were not material. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split. The financial statements have also been retroactively adjusted to reflect adjustments to the conversion ratio for each series of convertible preferred stock effected in connection with the reverse stock split.
We are a development stage company and have not generated any revenue. All of our product candidates are in early clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses and we continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2018, 2017 and 2016, our net loss was $56.9 million, $28.0 million and $13.3 million, respectively. As of December 31, 2018, we had an accumulated deficit of $113.4 million. We do not expect to generate revenue from sales of any products for the foreseeable future, if at all.
We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we:

•	continue the ongoing proof of concept trials for EDP1066, EDP1815 and EDP1503;

•	potentially initiate additional clinical trials for EDP1066, EDP1815 and EDP1503;

•	initiate or advance the clinical development of any additional monoclonal microbial product candidates;

•	conduct research and continue preclinical development of potential product candidates;

•	make strategic investments in manufacturing capabilities, including potentially planning and building our own manufacturing facility;

•	maintain our current intellectual property portfolio and opportunistically acquire complementary intellectual property;

•	increase research and development employees and employee-related expenses including salaries, benefits, travel and stock-based compensation expense; and

•	seek to obtain regulatory approvals for our product candidates.
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
As of December 31, 2018, our principal source of liquidity is cash, cash equivalents and short-term investments, which totaled approximately $147.9 million. We expect that our existing cash, cash equivalents and short-term investments will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2020. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.”
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
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

•
expenses incurred under agreements with third parties, including investigative sites, external laboratories and contract research organizations, or CROs, that conduct research, preclinical activities and clinical trials on our behalf

•
manufacturing process-development costs as well as technology transfer and other expenses incurred with contract manufacturing organizations, or CMOs, that manufacture drug substance and drug product for use in our preclinical activities and any current or future clinical trials;

•	salaries, benefits and other related costs, including stock-based compensation expense, for personnel in our research and development functions;

•	expenses to acquire technologies to be used in research and development;

•	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;

•	the cost of laboratory supplies and acquiring, developing and manufacturing preclinical and clinical trial materials;

•	costs related to compliance with regulatory requirements; and

•	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.
We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our consolidated financial statements as prepaid or accrued research and development expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized, even when there is no alternative future use for the research and development. The capitalized amounts are expensed as the related goods are delivered or the services are performed.
Our primary focus of research and development since inception has been building a platform to enable us to develop medicines based on an understanding of the gut-body network and to show potential clinical utility. Our platform and program expenses consist principally of costs, such as preclinical research, clinical and preclinical manufacturing activity costs, clinical development costs, licensing expense as well as an allocation of certain indirect costs, facility costs and depreciation expense. We do not allocate personnel costs, which include salaries, discretionary bonus and stock-based compensation costs, as such costs are separately classified as research and development personnel costs.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we continue our ongoing clinical trials for our product candidates, including EDP1066, EDP1815 and EDP1503, initiate additional clinical trials, continue to discover and develop additional product candidates, hire additional research and development personnel, build manufacturing capabilities and expand into additional therapeutic areas.
At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales or licensing of our product candidates. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

•	our ability to add and retain key research and development personnel;

•	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, our product candidates;

•	our successful enrollment in and completion of clinical trials;

•	the costs associated with the development of our current product candidates and/or any additional product candidates we identify in-house or acquire through collaborations;

•	our ability to discover, develop and utilize biomarkers to demonstrate target engagement, pathway engagement and the impact on disease progression of our product candidates;

•	our ability to establish an appropriate safety profile with Investigational New Drug-enabling toxicology studies;

•	our ability to establish and maintain agreements with third-party manufacturers and other entities for clinical trial supply and future commercial supply, if our product candidates are approved;

•	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder;

•	our ability to obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates if and when approved;

•	our receipt of marketing approvals from applicable regulatory authorities;

•	our ability to commercialize products, if and when approved, whether alone or in collaboration with others; and

•	the continued acceptable safety profiles of the product candidates following approval.
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
Interest Income (Expense), Net
Interest income (expense), net consisted primarily of interest earned on our cash, cash equivalents and short-term investments balances offset by interest expense at the stated rate on borrowings under our loan and security agreement, amortization of deferred financing costs and interest expense related to the accretion of debt discount associated with the loan and security agreement.
Other Expenses
Other expenses primarily consist of non-cash changes in the fair value of warrants issued in connection with our loan and security agreement, as well as the change in fair value of a derivative instrument issued in February 2018 in conjunction with the modification of our debt arrangement.
Income Taxes
Since our inception in 2014, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.
Results of Operations
Comparison of Years Ended December 31, 2018 and 2017
The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,		Increase/ (Decrease)
	2018	2017
Operating expenses:
Research and development	$39,885	$19,957	$19,928
General and administrative	18,218	7,574	10,644
Total operating expenses	58,103	27,531	30,572
Loss from operations	(58,103)	(27,531)	(30,572)
Other (expense) income:
Interest income (expense), net	1,563	(215)	1,778
Other expense	(406)	(301)	(105)
Other income (expense), net	1,157	(516)	1,673
Net loss	$(56,946)	$(28,047)	$(28,899)
Research and Development Expenses (in thousands):

	Year Ended December 31,		Increase/ (Decrease)
	2018	2017
Gut-body network platform expenses	$7,972	$3,806	$4,166
Inflammation programs	13,852	4,284	9,568
Oncology programs	6,012	3,706	2,306
Other program expenses	—	566	(566)
Research and development personnel costs (including stock-based compensation)	12,049	7,595	4,454
Total research and development expenses	$39,885	$19,957	$19,928
Research and development expenses were $39.9 million for the year ended December 31, 2018, compared to $20.0 million for the year ended December 31, 2017. The increase of $19.9 million was due primarily to increases of $9.6 million in costs for our inflammation programs, driven primarily by external manufacturing costs and clinical trial expenses, an increase of $4.2 million in gut-body network platform expenses in line with our strategy to maximize the potential of our platform, as well as an increase of $2.3 million for our oncology programs primarily related to increased costs associated with external manufacturing and clinical development activities partially offset by decreased preclinical costs. Personnel costs increased $4.5 million due primarily to increases in research and development headcount and an increase of $1.7 million in stock-based compensation expense. We expect that our research and development expenses will continue to increase in the foreseeable future as we continue our clinical trials for our product candidates, including EDP1066, EDP1815 and EDP1503, initiate new clinical trials, continue discovery and development efforts for additional product candidates, hire additional research and development personnel and seek to increase manufacturing capabilities and possibly expand into additional therapeutic areas.

General and Administrative Expenses (in thousands):

	Year Ended December 31,		Increase/ (Decrease)
	2018	2017
General and administrative personnel costs (including stock-based compensation)	$8,816	$3,237	$5,579
Professional fees	5,377	2,758	2,619
Facility costs, office expense and other	4,025	1,579	2,446
Total general and administrative expenses	$18,218	$7,574	$10,644
General and administrative expenses were $18.2 million for the year ended December 31, 2018, compared to $7.6 million for the year ended December 31, 2017. The increase of $10.6 million primarily reflects costs required to support our growing organization and public company status. Personnel costs increased by $5.6 million due primarily to increases in general and administrative headcount and compensation, including an increase of $2.9 million in stock-based compensation expense. Facility and other costs increased $2.4 million primarily due to the expansion of our leased space to support the growth of the Company.  Professional fees increased $2.6 million, reflecting increase in legal, patent and other professional consulting fees. We expect general and administrative expenses to continue to increase due to higher personnel and related costs, professional fees and consulting expenses in support of the continued growth of the Company.
Other Income (Expense), Net
Other income (expense), net for the year ended December 31, 2018 was income of $1.2 million compared to an expense of $0.5 million for the year ended December 31, 2017. This increase was primarily driven by a $2.2 million increase in interest earned on higher average cash and investments balances in 2018 partially offset by an increase of $0.4 million in interest expense related to higher average 2018 borrowings under our loan and security agreement.
Comparison of Years Ended December 31, 2017 and 2016
The following table summarizes our results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,		Increase/ (Decrease)
	2017	2016
Operating expenses:
Research and development	$19,957	$9,134	$10,823
General and administrative	7,574	3,891	3,683
Total operating expenses	27,531	13,025	14,506
Loss from operations	(27,531)	(13,025)	(14,506)
Other (expense) income:
Interest expense, net	(215)	(287)	72
Other expense	(301)	(20)	(281)
Other (expense) income, net	(516)	(307)	(209)
Net loss	$(28,047)	$(13,332)	$(14,715)
Research and Development Expenses (in thousands):

	Year Ended December 31,		Increase/ (Decrease)
	2017	2016
Gut-body network platform expenses	$3,806	$2,064	$1,742
Inflammation programs	4,284	—	4,284
Oncology programs	3,706	2,581	1,125
Other program expenses	566	393	173
Research and development personnel costs (including stock-based compensation)	7,595	4,096	3,499
Total research and development expenses	$19,957	$9,134	$10,823

Research and development expenses were $20.0 million for the year ended December 31, 2017, compared to $9.1 million for the year ended December 31, 2016. The increase of $10.8 million was due primarily to an increase of $4.3 million in costs for our inflammation programs, including the external preclinical research, preclinical manufacturing activity costs and licensing expense, an increase of $1.7 million in platform expense due to the overall growth of the research and development departments in-line with our growth, an increase of $1.1 million in costs for the oncology programs, primarily due to increases in external preclinical research and preclinical manufacturing activity in 2017, and an increase of $3.5 million in personnel costs, including increases in salaries and bonus of $2.4 million and increases in other headcount expenses to support research and development activity.
General and Administrative Expenses (in thousands):

	Year Ended December 31,		Increase/ (Decrease)
	2017	2016
General and administrative personnel costs (including stock-based compensation)	$3,237	$2,035	$1,202
Professional fees	2,758	826	1,932
Facility costs, office expense and other	1,579	1,030	549
Total general and administrative expenses	$7,574	$3,891	$3,683
General and administrative expenses were $7.6 million for the year ended December 31, 2017, compared to $3.9 million for the year ended December 31, 2016. The increase of $3.7 million was primarily due to an increase of $1.9 million in professional fees, including legal, patent and other professional consulting fees related to business development and an increase of $1.2 million in personnel costs, including an increase of $0.5 million in stock-based compensation expense and $0.4 million in salaries and bonus. The remaining increase was related to recruiting, benefits and other various expenses.
Other Income (Expense), Net
Other income (expense), net for the year ended December 31, 2017 was an expense of $0.5 million, compared to an expense of $0.3 million for the year ended December 31, 2016. This overall increase was driven by a $0.3 million increase in other expense as a result of an increase in the fair value of the warrants as well as an increase in interest expense on our debt, which payments began during August 2016. This was partially offset by an increase in interest income of $0.1 million from the larger cash balance in 2017.
Liquidity and Capital Resources
To date, we have financed our operations primarily with the proceeds from the initial public offering of our common stock combined with proceeds from previous sales of our convertible preferred stock to our equity investors and borrowings under the loan and security agreement. From our inception through December 31, 2018, we have received gross proceeds of $257.0 million from such transactions, including $15.0 million borrowed under the loan and security agreement. As of December 31, 2018, we had cash, cash equivalents and short-term investments of $147.9 million and an accumulated deficit of $113.4 million. We expect that our existing cash, cash equivalents and short-term investments will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2020.
Debt financing
On June 16, 2016, the Company acquired Epiva, a privately held research company, focused on microbes for inflammatory diseases in order to create synergies and expand the depth of the Company’s research platform. In connection with the acquisition, we assumed Epiva’s credit facility (the “Credit Facility”) and the related $3.0 million of outstanding debt. Subsequent to the acquisition, we amended the Credit Facility to allow us to borrow up to $15.0 million, including the $3.0 million that was outstanding on the modification date and extending the maturity to August 15, 2020. During 2016, we borrowed an additional $7.0 million, bringing the total amounts outstanding as of December 31, 2016 and 2017 to $10.0 million. In February 2018, we drew the additional $5.0 million available under the Credit Facility. This resulted in an increase to the interest rate to the higher of (i) prime plus 0.25% or (ii) 4.50% per annum. In conjunction with this drawdown, the interest only payment period was extended through to August 15, 2019. Upon the expiration of the interest only period, amounts borrowed will be repaid over 24 equal monthly payments of principal plus interest accrued through August 15, 2021. As such, $2.5 million and $12.3 million of the debt obligation have been included as current and long-term, respectively, on our consolidated balance sheet. We have the ability to prepay the outstanding loan at our option with a prepayment fee of 0.5% if the prepayment is made between August 15, 2018 and August 15, 2019 and with no prepayment fee thereafter.

We have incurred losses and generated negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $57.0 million, $28.0 million and $13.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Until such time, if ever, as we can generate revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaborations, license and development agreements. To the extent that we raise additional capital through future equity offerings or debt financings, the ownership interest of common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the common stockholders. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that such financings will be obtained on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue our research and development programs or future commercialization efforts. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties for one or more of our current or future drug candidates, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash used in operating activities	$(47,279)	$(23,265)	$(12,314)
Cash (used in)/provided by investing activities	(60,128)	(1,742)	9,263
Cash provided by financing activities	162,012	48,967	15,742
Net increase in cash, cash equivalents and restricted cash	$54,605	$23,960	$12,691
Operating Activities
Net cash used in operating activities for the year ended December 31, 2018, was $47.3 million, primarily due to our net loss of $56.9 million. This was partially offset by non-cash charges, including stock-based compensation expense of $6.1 million, depreciation expense of $1.9 million, change in fair value of warrant liability of $0.4 million and reduction in working capital of $1.2 million.
Net cash used in operating activities for the year ended December 31, 2017, was $23.3 million primarily due to our net loss of $28.0 million. This was partially offset by non-cash charges, including stock-based compensation expense of $1.5 million, depreciation expense of $0.8 million, change in fair value of warrant liability of $0.3 million and change in working capital of $2.2 million.
Net cash used in operating activities for the year ended December 31, 2016, was $12.3 million, primarily due to our net loss of $13.3 million. This was partially offset by non-cash charges, including stock-based compensation expense of $0.4 million, depreciation of $0.5 million and change in working capital of $0.1 million.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2018, was $60.1 million, primarily consisting of the purchase of investments totaling $136.1 million, partially offset by maturities of investments totaling $81.3 million. Additionally, the purchase of capital equipment totaled $5.5 million during the period, slightly offset by $0.2 million of cash received for the sale of certain equipment.
Net cash used in investing activities for the year ended December 31, 2017, was $1.7 million, primarily due to the purchase of capital equipment during the period.
Net cash provided by investing activities for the year ended December 31, 2016, was $9.2 million, which consisted of $10.5 million of cash received in the acquisition of Epiva, slightly offset by the purchase of capital equipment of $1.3 million.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2018 was $162.0 million, primarily consisting of net proceeds of $75.8 million from our IPO, net proceeds of $81.3 million from the issuance of our Series C Preferred Stock as well as net proceeds of approximately $5.0 million from the issuance of long-term debt. This is partially offset by a payment made for the settlement of a derivative liability of $0.3 million.

Net cash provided by financing activities for the year ended December 31, 2017 was $49.0 million, primarily consisting of net proceeds of $48.9 million from the issuance of our Series B Preferred Stock.
Net cash provided by financing activities for the year ended December 31, 2016, was $15.7 million, primarily consisted of net proceeds of $7.5 million from the issuance of Series A Preferred Stock and Series A-2 Preferred Stock, gross proceeds of $11.0 million from the issuance of long-term debt, $1.0 million received as shareholders’ payable for Series B Preferred Stock issued in 2017 and $0.2 million from the exercise of stock options. These were offset by repayment of long-term debt of $4.0 million.
Funding Requirements
We have incurred losses and cumulative negative cash flows from operations since our inception. As of December 31, 2018, we had an accumulated deficit of $113.4 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations.
We expect our expenses to increase substantially in connection with our ongoing development activities related to the initiation of clinical studies and preclinical work on additional monoclonal microbial product candidates, which are still in development, and our follow-on therapeutics and other programs. In addition, we expect to incur additional costs associated with increased personnel and operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	continue our proof of concept clinical trials of EDP1066, EDP1815 and EDP1503;

•	advance the clinical development of any additional monoclonal microbial product candidates;

•	conduct research and continue preclinical development of potential product candidates;

•	make strategic investments in manufacturing capabilities, including potentially planning and building a small-scale commercial manufacturing facility;

•	maintain our current intellectual property portfolio and opportunistically acquire complementary intellectual property;

•	seek to obtain regulatory approvals for our product candidates;

•	potentially establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•
add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our transition to a public company; and

•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.
We expect that our cash, cash equivalents and short-term investments as of December 31, 2018, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our forecast is based on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of EDP1066, EDP1815 and EDP1503, any additional monoclonal microbial product candidates or any follow-on programs and because the extent to which we may enter into collaborations with third parties for development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for our technology platform or our other programs will depend on many factors, including:

•	the progress and results of our proof of concept clinical studies of EDP1066, EDP1815 and EDP1503;

•	the cost of manufacturing clinical supplies of our product candidates;

•	the scope, progress, results and costs of preclinical development, laboratory testing for any other potential product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	the effect of competing technological and market developments; and

•
the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates, although we currently have no commitments or agreements to complete any such acquisitions or investments in businesses.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.
Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of existing stockholders. The terms of our existing loan and security agreement with Pacific Western Bank preclude us from paying dividends on our equity securities without Pacific Western Bank’s consent. If we lack sufficient capital to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations would be materially adversely affected.
If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
Operating lease commitments(1)	$20,620	$2,803	$5,860	$6,217	$5,740
Debt obligations(2)	16,471	3,342	13,129	—	—
Obligations for research, development, manufacturing and other(3)	3,875	2,422	1,453	—	—
Total	$40,966	$8,567	$20,442	$6,217	$5,740

(1)
Amounts in the table reflect payments due for our laboratory and office space in Cambridge, Massachusetts under two operating lease agreements that are scheduled to expire in 2020 and 2025, net of future minimum sublease payments.

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

We enter into contracts in the normal course of business with CROs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.
Product Licenses
In addition to the amount set forth in the table above, we have certain obligations under licensing agreements with third parties that are contingent upon achieving various development, regulatory and commercial milestones.  Pursuant to our license agreement with the Mayo Foundation for Medical Education and Research, an affiliate of Mayo Clinic, or Mayo Clinic, for the development and commercialization of certain microbes including our candidate EDP1815, we are required to make milestone payments to Mayo Clinic of up to an aggregate of approximately $1.0 million upon achievement of specific development milestones and approximately $56 million upon achievement of specific regulatory and commercial milestones. Through December 31, 2018, we have paid milestones totaling $0.2 million to the Mayo Clinic, all of which were incurred during 2018. Pursuant to our license agreement with the University of Chicago for the development and commercialization of certain microbes for the treatment of cancer, including our candidate EDP1503, we are required to make payments to the University of Chicago of up to an aggregate of approximately $60.9 million upon achievement of specific development milestones, the vast majority of which are associated with specific regulatory and commercial milestone. Through December 31, 2018, we have incurred milestones totaling $0.4 million under the license agreement with the University of Chicago, all of which were incurred during 2018. Finally, pursuant to the terms of each of these license agreements, when and if commercial sales of a product commence, we will pay royalties to our licensors on net sales of the respective products.
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Use of Estimates
Our management's discussion and analysis of financial condition and results of operations are based on our consolidated financial statements which are prepared in accordance with generally accepted accounting principles, or GAAP, in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis using historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions and conditions.
Accrued Research and Development Expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

•	CROs in connection with performing research services on our behalf including, but not limited to, clinical trials and preclinical studies;

•	investigative sites and other providers in connection with clinical trials and preclinical studies;

•	other research and development service providers such as academic institutions and laboratory services providers in connection with discovery, preclinical and clinical development activities; and

•	vendors related to product manufacturing, development and distribution of clinical supplies.
We base our expenses related to clinical trials and preclinical studies on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs, investigative sites, laboratories and other providers that conduct and manage those studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.
Stock-Based Compensation
We measure stock options and other stock-based awards granted to employees and directors based on the fair value on the date of grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue stock options and restricted stock awards with only service-based vesting conditions and record the expense for these awards using the straight-line method, adjusting for pre-vesting forfeitures in the period in which the forfeitures occur. We measure stock-based awards granted to consultants and non-employees based on the fair value of the award on the date at which the related service is complete. Compensation expense is recognized over the period during which services are rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option-pricing model.
We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model. Use of this model requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options, and our expected dividend yield. Prior to May 2018, we were a privately-held company with limited operating history and no company-specific historical and implied volatility information and accordingly, we estimate our expected volatility based on the historical volatility of a group of publicly traded peer companies. We expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price. We use the simplified method prescribed by SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of options granted to employees and directors. We base the expected term of options granted to consultants and non-employees on the contractual term of the options. We determine the risk-free interest rate by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.
Determination of the Fair Value of Common Stock
Due to the absence of an active market for our common stock prior to the commencement of trading of our common stock on the NASDAQ Global Select Market on May 9, 2018 in connection with our IPO, our board of directors estimated the fair value of our common stock at various dates, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Our determination of the fair value of our common stock was performed using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Following our IPO, it is no longer necessary for us to estimate the fair value of our common stock in connection with our accounting for stock options or other equity awards, as the fair value of our common stock can be determined by reference to its closing price on The NASDAQ Global Select Market on the date of the applicable grant.
For financial statement purposes and prior to the consummation of our IPO, we performed common stock valuations, with the assistance of a third-party specialist, at various dates, which resulted in valuations of our common stock of $2.49 per share as of January 15, 2017, $3.06 per share as of March 31, 2017, $4.53 per share as of June 30, 2017, $6.32 per share as of September 30, 2017 and $8.12 per share as of December 31, 2017. In addition to these valuations, we considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, including:

•	the prices at which we sold shares of preferred stock and the preferential rights and preferences of the preferred stock relative to our common stock at the time of each grant;

•	the progress of our research and development programs, including the status of preclinical studies for our product candidates;

•	our stage of development and our business strategy;

•	external market conditions affecting the biotechnology and pharmaceutical industries;

•	trends within the biotechnology and pharmaceutical industries;

•	our financial position, including cash and cash equivalents on hand, and our historical and forecasted performance and operating results;

•	the lack of an active public market for our common stock and our preferred stock;

•	the likelihood of achieving a liquidity event, such as an initial public offering (“IPO”), or sale of our company in light of prevailing market conditions; and

•	the analysis of IPOs and the market performance of similar companies in the biotechnology and pharmaceutical industries.
There are significant judgments and estimates inherent in these valuations. These judgments and estimates include assumptions regarding our future operating performance, the stage of development of our product candidates, the timing of a potential IPO or other liquidity event and the determination of the appropriate valuation methodology at each valuation date. If we had made different assumptions, our stock-based compensation expense, net loss attributable to common stockholders and net loss per share attributable to common stockholders could have been significantly different.
Valuation Methodologies
Our common stock valuations were prepared in accordance with the guidelines in the Practice Aid, which prescribes several valuation approaches for determining the value of an enterprise, such as the cost, market and income approaches, and various methodologies for allocating the value of an enterprise to its capital structure and specifically the common stock
Our common stock valuation of January 15, 2017 was prepared using the back-solve method to calculate the total equity value and the option-pricing method, or OPM, to allocate the total equity value. The back-solve method derives the implied equity value for one type of equity security from a contemporaneous transaction involving another type of security. We used the back-solve method to calculate the total equity value of our company in the January 15, 2017 valuation as we had recently completed convertible preferred stock financings that should be considered in estimating the fair value of our equity per the Practice Aid. Our remaining common stock valuations were performed using the OPM, or a hybrid of the probability-weighted expected return method, or PWERM, and the OPM, which we refer to as the hybrid method. The method selected was based on the availability and the quality of information to develop the assumptions for the methodology.
OPM. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceed the value of the liquidation preferences at the time of a liquidity event, such as a strategic sale or merger. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock.
The OPM uses the Black-Scholes option-pricing model to price the call options. This model defines the fair values of securities as functions of the current fair value of a company and uses assumptions such as the anticipated timing of a potential liquidity event and the estimated volatility of the equity securities.
PWERM. Under the PWERM methodology, the fair value of common stock is estimated based upon an analysis of future values for the company, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock.
Hybrid Method. The hybrid method is a PWERM where the equity value in one of the scenarios is calculated using an OPM. In the hybrid method used by us, two types of future-event scenarios were considered: an IPO and a M&A scenario. The enterprise value for the IPO scenario was determined using a market approach. The enterprise value for the remaining private scenario was determined using the M&A back-solve approach for the March 2017, February 7, 2018 and March 30, 2018 valuations as we had recently completed a round of financing in our equity securities. The June 30, 2017, September 30, 2017 and December 31, 2017 valuations utilized the guideline IPO method for the IPO scenario and the guideline transactions method under the merger and acquisition, or M&A, scenario to determine the value of the Company. In the IPO scenario, we allocated the value to the various share classes using the direct waterfall approach and under the M&A scenario, we utilized the OPM to allocate the value to the respective share classes. The relative probability of each type of future-event scenario was determined by our board of directors based on an analysis of market conditions at the time, including then-current IPO valuations of similarly situated companies, and expectations as to the timing and likely prospects of the future-event scenarios.

Valuation of Warrants to Purchase Convertible Preferred Stock
We have classified warrants to purchase shares of our Series A, Series A-1, and Series A-3 and Series B convertible preferred stock as a liability on our balance sheets as these warrants were free-standing financial instruments exercisable into contingently redeemable shares. The warrants were initially recorded at fair value on the date of grant, and were subsequently remeasured to fair value at each balance sheet date while the instrument was outstanding. Changes in fair value of these warrants were recognized as a component of other income (expense), net in our consolidated statements of operations and comprehensive loss.
We used the Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value the preferred stock warrants. We assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. Estimates and assumptions impacting the fair value measurement included the fair value per share of the underlying convertible preferred stock, the remaining contractual term of the warrant, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. We determined the fair value per share of the underlying preferred stock by taking into consideration our most recent sales of our convertible preferred stock, results obtained from third-party valuations and additional factors that we deem relevant. During the period that these instruments were outstanding, we had historically been a private company and lacked company-specific historical and implied volatility information of our stock. Therefore, we estimated expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. We estimated a 0% dividend yield based on the expected dividend yield and the fact that we have never paid or declared dividends. Significant changes to the fair value of the underlying stock would have resulted in a significant change in the fair value measurements.
Upon closing of the Company’s IPO on May 11, 2018, the warrants converted to common stock warrants. On that date, the Company performed the final remeasurement of the warrants using the fair value of the underlying common shares of $16.00 per share on May 11, 2018, recorded the change in fair value in other income (expense), net in the consolidated statement of operations and comprehensive loss and reclassified the carrying value to additional paid in capital. All outstanding warrants were exercised in full in the second quarter of 2018.
Item 7A. Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Fluctuation Risk
We are exposed to market risk related to changes in interest rates. As of December 31, 2018, our cash and cash equivalents consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.
As of December 31, 2018, we had $15.0 million of borrowings outstanding under term loans pursuant to our loan and security agreement with Pacific Western Bank. These term loans bear interest at a variable annual rate equal to the greater of (a) 0.25% above the Prime Rate or (b) 4.50%, thereby exposing us to interest rate risk. Based on the $15.0 million of principal outstanding as of December 31, 2018, an immediate 10% change in the Prime Rate would not have a material impact on our debt-related obligations, financial position or results of operation.
Foreign Currency Fluctuation Risk
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation Fluctuation Risk
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2018 and 2017.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear in this Annual Report on Form 10-K beginning on page F-1 and are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item will be set forth in the sections entitled “Proposal No. 1 Election of Directors,” “Corporate Governance” and “Stock Ownership” of our proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, and is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation
The information required by this Item will be set forth in the sections entitled “Executive Compensation” and “Director Compensation” of our proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Other than the information set forth below, the information required by this Item will be set forth in the section entitled “Stock Ownership” of our Proxy Statement for our 2019 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, and is incorporated into this Annual Report on Form 10-K by reference

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2018, regarding our common stock that may be issued under: (1) the Evelo Biosciences, Inc. 2015 Stock Incentive Plan, or the 2015 Plan; (2) Evelo Biosciences, Inc. 2018 Stock Incentive Plan, or the 2018 Plan; and (3) the Evelo Biosciences, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”).

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in column (a))
Plan category:	(a)	(b)	(c)
Equity compensation plans approved by stockholders
2015 Plan (1)	4,213,835	$4.33	—
2018 Plan (2)	703,976	$13.49	844,853
2018 ESPP	—	$—	336,356
Equity compensation plans not approved by stockholders	—	$—	—
Total	4,917,811	$5.64	1,181,209

(1)    In connection with our IPO, we adopted the 2018 Plan and will not make future grants or awards under the 2015 Plan. As such, the 113,006 securities previously reserved under the 2015 Plan have been excluded from the table above.
(2)    Pursuant to the terms of the 2018 Plan, the number of shares of common stock available for issuance under the 2018 Plan automatically increases on each January 1, until and including January 1, 2028, by an amount equal to the lesser of (A) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares of common stock as is determined by the board of directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth in the sections entitled “Corporate Governance” and “Certain Transactions with Related Persons” of our proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in the section entitled “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm” of our proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, and is incorporated into this Annual Report on Form 10-K by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.
The response to this portion of Item 15 is set forth under Item 8 hereof.
(a)(2) Financial Statement Schedules.
All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.
(a)(3) Exhibits.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date	Filed Herewith
3.1	Restated Certificate of Incorporation of Evelo Biosciences, Inc.	8-K	001-38473	3.1	5/11/18
3.2	Amended and Restated Bylaws of Evelo Biosciences, Inc.	8-K	001-38473	3.2	5/11/18
4.1	Fourth Amended and Restated Investors’ Rights Agreement, dated February 9, 2018, by and among Evelo Biosciences, Inc. and the investors named therein	S-1/A	333-224278	4.1	4/30/18
4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-224278	4.2	4/30/18
10.1#	2015 Stock Incentive Plan, as amended, and U.K. sub-plan and forms of agreements thereunder	S-1/A	333-224278	10.1	4/30/18
10.2#	2018 Incentive Award Plan, and U.K. sub-plan and forms of awards thereunder	S-1/A	333-224278	10.2	4/30/18
10.3#	2018 Employee Stock Purchase Plan	S-1/A	333-224278	10.3	4/30/18
10.4#	Non-Employee Director Compensation Program	S-1/A	333-224278	10.4	4/30/18
10.5#	Executive Severance Plan	S-1/A	333-224278	10.5	4/30/18
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-224278	10.6	4/30/18
10.7	Lease between Evelo Biosciences, Inc. and 620 Memorial Leasehold LLC, dated July 14, 2015, as amended on January 24, 2018	S-1/A	333-224278	10.7	4/30/18
10.8	Sublease Agreement between Evelo Biosciences, Inc. and Bio-Rad Laboratories, Inc., dated December 27, 2017	S-1/A	333-224278	10.8	4/30/18
10.9#	Terms and Conditions of Employment between Evelo Biosciences, Inc. and Duncan McHale, M.D., Ph.D., effective as of May 11, 2018	S-1/A	333-224278	10.9	4/30/18
10.10#	Offer Letter between Evelo Biosciences, Inc. and Balkrishan (Simba) Gill, Ph.D., dated June 25, 2015, as amended on April 26, 2018	S-1/A	333-224278	10.11	4/30/18

10.11#	Offer Letter between Evelo Biosciences, Inc. and Mark Bodmer, Ph.D., dated October 6, 2015	S-1/A	333-224278	10.10	4/30/18
10.12	Master Services Agreement, dated September 1, 2018, between Evelo Biosciences, Inc. and Weatherden Ltd					*
10.13†	Patent License Agreement between Mayo Foundation for Medical Education and Research and Evelo Biosciences, Inc., dated August 6, 2017	S-1/A	333-224278	10.14	4/30/18
10.14†	Exclusive License Agreement between The University of Chicago for an Immuno-oncology Technology and Evelo Biosciences, Inc, dated March 10, 2016	S-1/A	333-224278	10.15	4/30/18
10.15†	Exclusivity and Commitment Agreement between Biose and Evelo Biosciences, Inc., dated February 15, 2018	S-1/A	333-224278	10.16	4/30/18
10.16	Loan and Security Agreement between Pacific Western Bank and Evelo Biosciences, Inc., dated August 15, 2016, as amended on June 14, 2017, August 18, 2017 and February 7, 2018	S-1/A	333-224278	10.17	4/30/18
21.1	Subsidiaries of Evelo Biosciences, Inc.	S-1	333-224278	21.1	4/13/18
23.1	Consent of Ernst & Young LLP					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment.
Certain agreements filed as exhibits to this Annual Report on Form 10-K contain representations and warranties that the parties thereto made to each other. These representations and warranties have been made solely for the benefit of the other parties to such agreements and may have been qualified by certain information that has been disclosed to the other parties to such agreements and that may not be reflected in such agreements. In addition, these representations and warranties may be intended as a way of allocating risks among parties if the statements contained therein prove to be incorrect, rather than as actual statements of fact. Accordingly, there can be no reliance on any such representations and warranties as characterizations of the actual state of facts. Moreover, information concerning the subject matter of any such representations and warranties may have changed since the date of such agreements.

(b) Financial Statement Schedules. Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the audited consolidated financial statements or notes thereto.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVELO BIOSCIENCES, INC.
Date: February 15, 2019	By:	/s/ Balkrishan (Simba) Gill, Ph.D.
Balkrishan (Simba) Gill, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Balkrishan (Simba) Gill	President, Chief Executive Officer and Director (principal executive officer)	February 15, 2019
Balkrishan (Simba) Gill, Ph.D.

/s/ Jonathan Poole	Chief Financial Officer (principal financial and accounting officer)	February 15, 2019
Jonathan Poole

/s/ Noubar B. Afeyan	Chairman of the Board of Directors	February 15, 2019
Noubar B. Afeyan, Ph.D.

/s/ Ara Darzi	Director	February 15, 2019
Lord Ara Darzi

/s/ David R. Epstein	Director	February 15, 2019
David R. Epstein

/s/ Theodose Melas-Kyriazi	Director	February 15, 2019
Theodose Melas-Kyriazi

/s/ David P. Perry	Director	February 15, 2019
David P. Perry

/s/ Nancy A. Simonian	Director	February 15, 2019
Nancy A. Simonian, M.D.

EVELO BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Evelo Biosciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evelo Biosciences, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.

Boston, MA
February 15, 2019

Evelo Biosciences, Inc.
Consolidated Balance Sheets
(In thousands, except per share and share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$93,101	$38,246
Short-term investments	54,818	—
Prepaid expenses and other current assets	3,703	531
Total current assets	151,622	38,777
Property and equipment, net	6,925	3,496
Other assets	1,320	1,515
Total assets	$159,867	$43,788
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,519	$1,411
Accrued expenses	4,965	2,199
Other current liabilities	2,751	229
Total current liabilities	9,235	3,839
Noncurrent liabilities:
Long-term debt, net of current portion	12,305	9,966
Deferred rent, net of current portion	1,071	478
Other noncurrent liabilities	307	526
Total liabilities	22,918	14,809
Commitments and contingencies
Convertible preferred stock:
Convertible preferred stock, $0.001 par value; none and 66,311,563 shares authorized at December 31, 2018 and 2017, respectively; none and 65,833,096 shares issued and outstanding at December 31, 2018 and 2017, respectively; aggregate liquidation preference of $0 and $89,975 at December 31, 2018 and 2017, respectively	—	83,702
Stockholder’s equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 and no shares authorized at December 31, 2018 and 2017, respectively; no shares issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Common stock, $0.001 par value; 200,000,000 and 23,780,338 shares authorized at December 31, 2018 and 2017, respectively; 31,951,540 and 4,138,483 shares issued and 31,825,769 and 3,880,607 shares outstanding at December 31, 2018 and 2017, respectively	32	4
Additional paid-in capital	250,316	1,684
Accumulated other comprehensive loss	(18)	—
Accumulated deficit	(113,381)	(56,411)
Total stockholders’ equity (deficit)	136,949	(54,723)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$159,867	$43,788
The accompanying notes are an integral part of these consolidated financial statements.

Evelo Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Operating expenses:
Research and development	$39,885	$19,957	$9,134
General and administrative	18,218	7,574	3,891
Total operating expenses	58,103	27,531	13,025
Loss from operations	(58,103)	(27,531)	(13,025)
Other income (expense):
Interest income (expense), net	1,563	(215)	(287)
Other expenses	(406)	(301)	(20)
Other income (expense), net	1,157	(516)	(307)
Net loss	$(56,946)	$(28,047)	$(13,332)
Convertible preferred stock dividends	(3,937)	(6,085)	(1,645)
Net loss attributable to common stockholders	$(60,883)	$(34,132)	$(14,977)

Net loss per share attributable to common stockholders, basic and diluted	$(2.78)	$(9.10)	$(5.28)
Weighted-average number of common shares outstanding, basic and diluted	21,871,029	3,750,790	2,834,733

Comprehensive loss:
Net loss	$(56,946)	$(28,047)	$(13,332)
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	(18)	—	—
Comprehensive loss	$(56,964)	$(28,047)	$(13,332)
The accompanying notes are an integral part of these consolidated financial statements.

Evelo Biosciences, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance-January 1, 2016	12,536,945	$7,773	1,961,265	$2	$—	$—	$(4,473)	$(4,471)
Issuance of Series A-1 and A-3 Preferred Stocks and Common Stock as part of the acquisition of Epiva	18,851,705	16,950	1,389,939	2	—	—	(9,409)	(9,407)
Issuance of Series A and A-2 Preferred Stocks for cash, net of issuance costs	6,666,668	7,495	—	—	—	—	—	—
Vesting of restricted common stock	—	—	216,146	—	67	—	—	67
Exercise of stock options	—	—	51,193	—	32	—	—	32
Stock-based compensation expense	—	—	—	—	419	—	—	419
Accretion of preferred stock to redemption value	—	1,645	—	—	(518)	—	(1,127)	(1,645)
Net loss	—	—	—	—	—	—	(13,332)	(13,332)
Balance-December 31, 2016	38,055,318	$33,863	3,618,543	$4	$—	$—	$(28,341)	$(28,337)
Issuance of Series B Preferred Stock for cash, net of issuance costs	27,777,778	49,807	—	—	—	—	—	—
Vesting of restricted common stock	—	—	154,920	—	57	—	—	57
Exercise of stock options	—	—	106,654	—	79	—	—	79
Other issuances of common stock	—	—	490	—	15	—	—	15
Accretion of preferred stock to redemption value	—	32	—	—	(9)	—	(23)	(32)
Stock-based compensation expense	—	—	—	—	1,542	—	—	1,542
Net loss	—	—	—	—	—	—	(28,047)	(28,047)
Balance-December 31, 2017	65,833,096	$83,702	3,880,607	$4	$1,684	$—	$(56,411)	$(54,723)
Issuance of Series B and Series C Preferred Stock, net of issuance costs	25,482,199	82,076	—	—	—	—	—	—
Proceeds from Initial Public Offering, net of underwriting costs and commissions	—	—	5,312,500	5	75,809	—	—	75,814
Conversion of preferred stock into common stock	(91,315,295)	(165,778)	22,386,677	22	165,756	—	—	165,778
Reclassification of warrant liability	—	—	—	—	819	—	—	819
Vesting of restricted common stock	—	—	113,641	—	36	—	—	36
Exercise of stock options and warrants	—	—	132,344	1	129	—	—	130
Stock-based compensation expense	—	—	—	—	6,059	—	—	6,059
Unrealized loss on investments	—	—	—	—	—	(18)	—	(18)
Retroactive adjustment to beginning accumulated deficit and additional paid-in capital resulting from adoption of ASU 2016-09	—	—	—	—	24	—	(24)	—
Net loss	—	—	—	—	—	—	(56,946)	(56,946)
Balance-December 31, 2018	—	$—	31,825,769	$32	$250,316	$(18)	$(113,381)	$136,949

The accompanying notes are an integral part of these consolidated financial statements.

Evelo Biosciences, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(56,946)	$(28,047)	$(13,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,059	1,542	419
Depreciation expense	1,935	834	495
Change in fair value of warrant and debt derivative liability	406	301	20
Non-cash interest expense	103	35	28
Changes in assets and liabilities excluding effect of assets and liabilities assumed in 2016 acquisition of Epiva (Note 7):
Prepaid expenses and other current assets	(3,052)	(347)	(3)
Accounts payable	(221)	774	(43)
Accrued expenses and other current liabilities	3,594	1,733	273
Other liabilities	843	(90)	(171)
Net cash used in operating activities	(47,279)	(23,265)	(12,314)
Investing activities
Purchase of investments	(136,087)	—	—
Proceeds from sales and maturities of investments	81,250	—	—
Cash acquired in the 2016 acquisition of Epiva	—	—	10,486
Purchases of property and equipment	(5,462)	(1,742)	(1,250)
Proceeds from the sale of fixed assets	171	—	27
Net cash used in investing activities	(60,128)	(1,742)	9,263
Financing activities
Net proceeds from the issuance of common stock upon completion of initial public offering	75,829	—	—
Deferred issuance costs	—	(15)	—
Net proceeds from the issuance of convertible preferred stock	81,336	48,903	7,495
Net proceeds from the issuance of long-term debt	4,975	—	11,000
Settlement of derivative liability	(250)	—	—
Proceeds from the exercise of stock options, restricted common stock and warrants	122	79	247
Repayment of long-term debt	—	—	(4,000)
Change in stockholders' payable	—	—	1,000
Net cash provided by financing activities	162,012	48,967	15,742
Net increase in cash, cash equivalents and restricted cash	54,605	23,960	12,691
Cash, cash equivalents and restricted cash – beginning of year	39,746	15,786	3,095
Cash, cash equivalents and restricted cash – end of year	$94,351	$39,746	$15,786
Supplemental disclosure of cash flow information
Cash paid for interest	$742	$437	$204
Noncash investing and financing activities
Conversion of convertible preferred stock into common stock upon closing of initial public offering	$165,778	$—	$—
Conversion of convertible preferred stock warrants into common stock warrants	$819	$—	$—
Property and equipment additions in accounts payable and accrued expenses	$348	$84	$—
Issuance of debt derivative liability in connection with long-term debt facility	$150	$—	$—
Issuance of warrants in connection with long-term debt facility	$89	$—	$76
Accretion of convertible preferred stock to redemption value	$—	$32	$1,645
Long-term debt assumed in acquisition of Epiva, net of discount	$—	$—	$2,923
Net non-cash assets acquired in acquisition of Epiva	$—	$—	$57
The accompanying notes are an integral part of these consolidated financial statements.

Evelo Biosciences, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation
Evelo Biosciences, Inc. ("Evelo" or the "Company”) is a biotechnology company which was incorporated in Delaware on May 6, 2014. The Company focuses on the development of monoclonal microbials, which are designed to act on the gut-body network for the treatment of many diseases, beginning with inflammatory diseases and cancer. The Company is headquartered in Cambridge, Massachusetts.
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
On April 27, 2018, the Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware, to effect a 1-for-4.079 reverse stock split of the Company’s common stock. All share and per share data shown in the accompanying consolidated financial statements and related notes have been retroactively revised to reflect the reverse stock split.
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
The Company has incurred operating losses since inception and expects such losses and negative operating cash flows to continue for the foreseeable future. Through December 31, 2018, the Company has raised gross proceeds of approximately $257.3 million from the sale of common stock, the sale of convertible preferred stock, and from the issuance of debt. At December 31, 2018, the Company had cash, cash equivalents and short-term investments of $147.9 million. The Company recorded net losses of $56.9 million, $28.0 million and $13.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, the Company had an accumulated deficit of $113.4 million.
 The transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure. Based on the Company’s current operating plan, the Company believes that its cash, cash equivalents and short-term investments at December 31, 2018 will be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Annual Report on Form 10-K. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).
2. Significant Accounting Policies
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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned, controlled subsidiary, Evelo Biosciences Security Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation.
Subsequent Event Considerations
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than those disclosed in this Annual Report on Form 10-K.
Emerging Growth Company Status
Evelo is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and it may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Evelo may take advantage of these exemptions until it is no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. Evelo has elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, its consolidated financial statements may not be comparable to companies that comply with public company effective dates. Evelo may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of this offering or such earlier time that it is no longer an emerging growth company. Evelo would cease to be an emerging growth company if it has more than $1.07 billion in annual revenue; or has more than $700.0 million in market value of its stock held by non-affiliates (and it has been a public company for at least 12 months and has filed one annual report on Form 10-K); or it issues more than $1.0 billion of non-convertible debt securities over a three-year period.
Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash, cash equivalents and short-term investments. The Company places its cash, cash equivalents and short-term investments in primarily two custodian accounts at accredited financial institutions. The Company’s available-for-sale investments primarily consist of U.S. Treasury securities. The Company has not experienced any realized losses on any of its accounts and management believes such funds are subject to minimal credit risk. Such deposits have and will continue to exceed federally insured limits.
As of December 31, 2018 and 2017, the Company has no off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.
The Company is subject to a number of risks similar to other early-stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future preclinical testing or clinical trials, its reliance on third parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s product candidates, its right to develop and commercialize its product candidates pursuant to the terms and conditions of the licenses granted to the Company, protection of proprietary technology, the ability to make milestone, royalty or other payments due under any license or collaboration agreements, and the need to secure and maintain adequate manufacturing arrangements with third parties. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability.
Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss. The Company's only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale investments. Comprehensive loss totaled $57.0 million for the year ended December 31, 2018 and was not significantly different than net loss. For the years ended December 31, 2017 and 2016 comprehensive loss was equal to net loss.

Cash, Cash Equivalents and Restricted Cash
Cash equivalents are comprised of highly liquid investments that are readily convertible into cash with original maturities of three months or less. Cash and cash equivalents include cash held in banks and amounts held in money market funds. Cash equivalents are stated at cost, which approximates market value. The Company’s restricted cash consists of restricted cash in connection with building leases for the Company’s office and laboratory premises. Restricted cash as of December 31, 2018 and 2017 was $1.3 million and $1.5 million, respectively, and is classified within other assets on the accompanying consolidated balance sheet. The following reconciles cash, cash equivalents and restricted cash as of December 31, 2018 and 2017, as presented on our statements of cash flows to their related balance sheet accounts (in thousands):

	December 31,
	2018	2017
Cash and cash equivalents:
Cash	$1,300	$13,204
Money Market Funds	91,801	25,042
Total cash and cash equivalents	93,101	38,246
Restricted cash	1,250	1,500
Cash, cash equivalents and restricted cash	$94,351	$39,746
Investments

The Company accounts for and classifies its investments as either “available-for-sale,” “trading,” or “held-to-maturity,” in accordance with the accounting guidance related to the accounting and classification of certain investments in debt and equity securities. The determination of the appropriate classification is based primarily on management’s intent to sell the investment at the time of purchase. As of December 31, 2018, all of the Company's investments were classified as available‑for‑sale securities.

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
Warrants to Purchase Convertible Preferred Stock
The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. These warrants are subject to revaluation at each balance sheet date, and any changes in fair value are recorded as a component of other income/(expense), until the earlier of their exercise or expiration or the completion of a liquidation event, at which time the warrant liability may be reclassified to stockholders’ equity if the criteria for recording the warrant as an equity instrument are met. Per the terms of the warrants, upon completion of a qualified public offering, any unexercised warrants are converted into warrants to purchase common shares.
Property and Equipment
Property and equipment consists of computer hardware and software, furniture and fixtures, office equipment, research and lab equipment, and leasehold improvement recorded at cost. Lab equipment used in research and development activities is only capitalized when it has an alternative future use. These amounts are depreciated using the straight-line method over the estimated useful lives of the assets. Purchased assets that are not yet in service are recorded to construction-in-process and no depreciation expense is recorded. Once they are placed in service they are reclassified to the appropriate asset class.
A summary of the estimated useful lives is as follows:

Classification	Estimated Useful Life
Computer hardware	3 - 5 Years
Computer software	3 years
Furniture and fixtures	7 years
Research and lab equipment (new/used)	5 years / 3 years
Leasehold improvements	Lesser of asset life or remaining life of lease
Repairs and maintenance costs are expensed as incurred.
Impairment of Long-Lived Assets
The Company periodically evaluates property and equipment for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. The Company has not recorded any such impairment charges during the years presented.

Deferred Rent
Certain of the Company’s operating lease agreements include scheduled rent escalations over the lease term, as well as lease incentives. Rent expense is charged ratably over the life of the lease. Deferred rent consists of the difference between cash payments and the recognition of rent expense on a straight-line basis for the buildings the Company occupies. Lease incentives are recorded as a deferred rent liability and are amortized on a straight-line basis over the term of the lease as a reduction to rent expense.
Research and Development Costs
Research and development costs are expensed in the period incurred. Research and development expenses consist of both internal and external costs such as payroll, consulting, and manufacturing costs associated with the development of the Company’s product candidates. Costs for certain development activities, such as clinical trials and manufacturing development activities, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, and information provided to the Company by its vendors on their actual costs incurred or level of effort expended.  Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as prepaid or accrued research and development expenses.
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
Income Taxes
The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the Company’s financial statement carrying amounts and the tax bases of assets and liabilities and for loss and credit carryforwards using enacted tax rates expected to be in effect in the years in which the differences reverse. A valuation allowance is provided to reduce the net deferred tax assets to the amount that will more likely than not be realized. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.
Stock-Based Compensation
The Company records stock-based compensation for options granted to employees and directors based on the grant date fair value of awards issued. The expense is recorded over the requisite service period, which is the vesting period, on a straight-line basis. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option-pricing model is affected by the Company’s common stock price, as well as a number of other assumptions. The Company records forfeitures as they occur.
The Company accounts for stock-based compensation arrangements with non-employees based upon the fair value of the consideration received or the equity instruments issued, whichever is more reliably measurable. The measurement date for non-employee awards is generally the date performance of services required from the non-employee is complete. Stock-based compensation costs for non-employee awards are recognized as services are provided, which is generally the vesting period, on a straight-line basis. The unvested portion of the stock options is subject to re-measurement over the vesting period and forfeitures are recorded as they occur.
Segments
The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources.

Net Loss per Share Attributable to Common Stockholders
Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Net loss applicable to common stockholders is calculated by adjusting the net loss of the Company for cumulative preferred stock dividends. Diluted net loss per share applicable to common stockholders is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. For purposes of the dilutive net loss per share applicable to common stockholders calculation, convertible preferred stock, warrants, stock options, and unvested restricted stock are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share applicable to common stockholders, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas of simplification apply only to non-public companies. This guidance was effective on December 31, 2016 for public entities. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for an entity in any interim or annual period for which financial statements have not been issued or made available for issuance. An entity that elects early adoption must adopt all amendments in the same period. The Company adopted ASU 2016-09 effective January 1, 2018 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). The amendments of ASU 2016-18 were issued to address the diversity in classification and presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows which is currently not addressed under Topic 230. ASU 2016-18 would require an entity to include amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017, for public entities and no later than for annual reporting periods beginning after December 15, 2018, for non-public entities. Early adoption is permitted and the standard must be applied retrospectively. The Company adopted this standard as of January 1, 2017 retrospectively for all periods presented.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Early adoption is permitted. The Company adopted the requirements of ASU 2017-01 as of January 1, 2016 and applied the screen when evaluating the nature of the assets received in connection with the acquisition of Epiva in 2016. As a result of applying this screen the Company concluded that Epiva was not a business.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017, for both public entities and non-public entities. Early adoption is permitted. The Company adopted ASU 2016-09 during 2018 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Issued and Not Adopted as of December 31, 2018
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), and further updated through ASU 2016-12 (“ASU 2016-12”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products are transferred to customers. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017, for public entities and no later than for annual reporting periods beginning after December 15, 2018, for non-public entities. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company will adopt ASU 2014-09 on January 1, 2019 and has concluded the adoption will not have a material impact on its consolidated financial statements as the Company is not yet generating revenues.
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
In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808)—Clarifying the Interaction between Topic 808 and Topic 606” (“ASU 2018-18”). The amendments in ASU 2018-18 make targeted improvements to generally accepted accounting principles (GAAP) for collaborative arrangements by clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. In addition, unit-of-account guidance in Topic 808 was aligned with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments in this Update should be applied retrospectively to the date of initial application of Topic 606. The Company will adopt ASU 2018-18 on January 1, 2019 and has concluded the adoption will not have a material impact on its consolidated financial statements as the Company does not have any collaborative agreements under which any participant is considered a customer of the Company.
3. Investments
As of December 31, 2018 and 2017, the Company had short-term investments, consisting entirely of U.S. treasury securities, of $54.8 million and none, respectively.

The following table summarizes the Company's investments held at December 31, 2018, which are all classified as available-for-sale (in thousands):

Description	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2018:
U.S. treasury securities	$54,836	$—	$(18)	$54,818
Total	$54,836	$—	$(18)	$54,818

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2018 the balance in the Company’s accumulated other comprehensive loss was comprised of activity related to the Company’s available-for-sale investments. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the years ended December 31, 2018 or 2017, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods.

As of December 31, 2018, the aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months was $54.8 million and none of these securities had remaining maturities of greater than one year. The Company has the intent and ability to hold such securities until recovery. The Company determined that there has been no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of December 31, 2018 or 2017.
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2018 and 2017(in thousands):

Description	December 31, 2018	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds included within cash and cash equivalents	$91,801	$91,801	$—	$—
U.S. treasury securities included within short-term investments	$54,818	$—	$54,818	$—
Total	$146,619	$91,801	$54,818	$—

Description	December 31, 2017	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds included within cash and cash equivalents	$25,042	$25,042	$—	$—
Total	$25,042	$25,042	$—	$—
Liabilities:
Preferred Stock Warrant Liability	$424	$—	$—	$424
Total	$424	$—	$—	$424
As of December 31, 2018 and 2017, the Company's cash equivalents and short-term investments have been initially valued at the transaction price and subsequently valued utilizing a third party pricing service. The Company validates the prices provided by its third-party pricing service by understanding the models used and obtaining market values from other pricing sources.
Preferred Stock Warrant Liabilities (the Warrants) relate to warrants to purchase convertible preferred stock issued by the Company in connection with entering into debt facility transactions from 2015 through 2018 as well as assuming warrants to purchase convertible preferred stock in connection with the acquisition of Epiva, a privately held research company. These Warrants are considered a Level 3 liability since their fair value measurements are based, in part, on significant inputs not observed in the market and reflect the Company’s assumptions as to the fair value of the underlying convertible preferred stock and the expected volatility of the Company’s convertible preferred stock, as well as estimates regarding the number of shares for which the Warrants were exercisable.
The estimated fair value of the Warrants was determined using the Black-Scholes option-pricing model. In periods that the instruments were outstanding, a significant input to the fair value of the Warrants was the fair value of the Series A Preferred Stock, Series A-1 Preferred Stock, Series A-3 Preferred Stock and Series B Preferred Stock. The fair value of the Warrants was remeasured at each reporting date using then-current assumptions with changes in fair value charged to other expense on the statements of operations and comprehensive loss.

As of December 31, 2017, the Warrants were valued at $0.4 million and included in other non-current liabilities on the consolidated balance sheets. The assumptions used represent the Company’s best estimates at the time of valuation. The following assumptions were used in valuing the material Warrants:

December 31, 2017
Risk-free interest rate	2.3 - 2.4%
Expected dividend yield	0.00%
Expected term (in years)	7.9 - 8.6
Expected volatility	81 - 82%
Fair value of preferred stock	$2.41 - 2.56
Based on the terms and conditions of the Company’s Warrants, upon closing of the Company’s IPO on May 11, 2018, the Warrants converted to common stock warrants. On that date, the Company performed the final remeasurement of the Warrants using the fair value of the underlying common shares of $16.00 per share on May 11, 2018, recorded the change in fair value in other income (expense), net in the consolidated statement of operations and comprehensive loss and reclassified the carrying value to additional paid-in capital. All outstanding warrants were exercised in full in the second quarter of 2018.
The following assumptions were used to measure the fair market value of the Warrants at conversion on May 11, 2018.

Risk-free interest rate	2.3 - 2.4%
Expected dividend yield	0.00%
Expected term (in years)	7.5 - 9.8
Expected volatility	81 - 82%
Fair value of common stock	$16.00
In May 2018, all of the outstanding warrants, totaling 56,008, were exercised for common stock at exercise prices ranging from $2.45 to $7.34 per share, of which, 8,599 shares were repurchased by the Company in a cashless transaction. The Company received net proceeds of $0.1 million in connection with the exercise of warrants settled in cash.
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
The following table provides a roll-forward of the fair value of the warrant and debt derivative liabilities measured at fair value on a recurring basis using Level 3 significant unobservable inputs (in thousands):

	Warrant Liability	Debt Derivative Liability
Balance at December 31, 2017	$424	$—
Issuance of embedded derivative instrument	—	150
Change in fair value of derivative instrument included in other income (expense), net	—	100
Settlement of derivative instrument	—	(250)
Issuance of warrants to purchase convertible preferred stock	89	—
Balance at Change in fair value of warrant liability, included in other income (expense), net	306	—
Exercise of warrants	(819)	—
Balance at December 31, 2018	$—	$—
The estimated fair value of long-term debt approximates its carrying value as the effective interest rate approximates market rates. The fair value of long-term debt, which may differ from its carrying value, is determined by market interest rates from debt arrangements which are observed in market trading which are similar to the Company’s arrangement and are considered a Level 2 input.

5. Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	December 31,
	2018	2017
Property and equipment:
Lab equipment	$5,393	$3,189
Leasehold improvements	1,824	1,334
Furniture and fixtures	525	217
Computers and software	115	77
Office equipment	9	9
Construction-in-process	1,011	99
Property and equipment	8,877	4,925
Less: accumulated depreciation	(1,952)	(1,429)
Property and equipment, net	$6,925	$3,496
The Company recognized $1.9 million, $0.8 million and $0.5 million of depreciation expense for the years ended December 31, 2018, 2017 and 2016, respectively.
6. Accrued Expenses
Accrued expenses consists of the following (in thousands):

	December 31,
	2018	2017
Accrued external research and development expenses	$1,587	$715
Accrued payroll and related expenses	2,198	256
Accrued professional fees	1,010	1,081
Accrued other	170	147
Total accrued expenses	$4,965	$2,199
7. Acquisition with Epiva Biosciences, Inc. (Epiva)
On June 16, 2016, the Company acquired Epiva, a privately held research company, focused on microbes for inflammatory diseases in order to create synergies and expand the depth of the Company’s research platform. Epiva held intellectual property rights related to microbes affecting the inflammatory diseases. The acquisition resulted in the exchange of all shares of Epiva stock for shares of the Company’s stock at an exchange rate of 1-for-0.8333. The holders of Epiva common stock and common stock options received shares of the Company’s common stock or options. The holders of Epiva Series A and A-2 Preferred Stock received shares of the Company’s Series A-1 and A-3 Preferred Stock, respectively.
Both the Company and Epiva received funding from various investment funds that are managed by the same entity. The Company assessed the ownership structure of the two companies as well as the investment funds and determined, based on the ownership structure and other rights provided through other relevant arrangements, such as voting rights agreements, limited partnership agreements and general partnership agreements, that the ultimate controlling parent of each of the Company and Epiva was the same entity both immediately before and immediately after the acquisition. As a result, the Company and Epiva were considered to be under common control and the transaction was considered to be a related party transaction.
The net assets received by the Company as a result of the acquisition were determined to represent an asset and not a business. This conclusion was primarily based on the fact that substantially all of the fair value of the gross assets received, excluding cash acquired, related to Epiva’s intellectual property rights. This conclusion considered the nature of Epiva’s operations immediately prior to the acquisition as well as Epiva’s limited operating history.
As the acquisition was considered to represent an asset acquisition under common control, the assets and liabilities received were initially recorded by the Company at Epiva’s carrying value on the date of acquisition. The operations associated with the assets received from Epiva are presented within the statements of operations on a prospective basis from the date of the acquisition.

Assets and liabilities received from Epiva as of June 16, 2016 (at the historical carrying value of Epiva) are as follows (in thousands):

Assets:
Cash and cash equivalents	$10,411
Prepaid expenses and other current assets	156
Property and equipment, net	406
Other assets	71
Total assets	$11,044
Liabilities:
Accounts payable	$438
Accrued expenses	74
Long-term debt, net of debt discount	2,923
Other noncurrent liabilities	64
Total liabilities	$3,499
8. Loan and Security Agreement
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
In February 2018, the Company drew the additional $5.0 million available under the Credit Facility. This resulted in an increase to the interest rate to the higher of (i) prime plus 0.25% or (ii) 4.50% per annum. The interest only payment period was extended to August 15, 2019. Upon the expiration of the interest only period, amounts borrowed will be repaid over 24 equal monthly payments of principal plus interest accrued through August 15, 2021. As such, $2.5 million and $12.3 million of the debt obligation, net of debt discount, have been included as current and long-term, respectively, on the Company’s consolidated balance sheet. The Company was provided the ability to prepay the outstanding loan at its option with a prepayment fee of 2% of principal amount if prepayment was made before August 15, 2018 or 0.5% if the prepayment is made between August 15, 2018 and August 15, 2019.
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

The Company has the following minimum aggregate future loan payments at December 31, 2018 (in thousands):

2019	$3,342
2020	8,021
2021	5,108
Total minimum payments	$16,471
Less amounts representing interest and discount	(1,666)
Less current portion	(2,500)
Long-term debt, net of current portion	$12,305
The Credit Facility contains negative covenants restricting the Company’s activities, including limitations on cash deposits, dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or making investments and certain other business transactions. There are no financial covenants associated with the agreement. The obligations under the agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition. The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and non-current liabilities based on scheduled principal payments.
Interest expense related to the Company's Credit Facility for the years ended December 31, 2018, 2017 and 2016 was $0.9 million, $0.5 million and $0.3 million, respectively.
9. In-License Agreements
Mayo Foundation for Medical Education and Research
On June 10, 2016, the Company entered into a Research and License Agreement, (the “2016 Mayo License Agreement”) with Mayo Foundation for Medical Education and Research (“Mayo”). Under the 2016 Mayo License Agreement, Mayo was entitled to certain participation rights in connection with the issuance and sale of Series B Preferred Stock. The 2016 Mayo License Agreement allowed Mayo to purchase shares at the same price paid as other investors and is considered to be a fair value contract. In 2017, Mayo purchased 1,666,667 shares of Series B Preferred Stock at $1.80 per share. Also pursuant to the 2016 Mayo License Agreement, Mayo received 490 shares of common stock upon the completion of certain project milestones as well as warrants to purchase common stock (the “Mayo Warrants”) exercisable for 18 shares and 116 shares of common stock upon the completion of certain additional project milestones. The Mayo Warrants were fully vested and expensed in 2016. On April 9, 2018, Mayo Foundation exercised its warrant and was issued 134 shares of common stock.
On August 6, 2017, the Company and Mayo entered into a license agreement (“2017 Mayo License Agreement”). Under the 2017 Mayo License Agreement, Mayo granted the Company (i) an exclusive, worldwide, sublicensable license under Mayo’s rights to certain intellectual property and microbial strains (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how, in each case, to develop and commercialize certain microbial strains and licensed products incorporating any such strains. As consideration, the Company paid a nonrefundable upfront fee of $0.2 million and annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2017. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe Mayo milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $56.0 million in the aggregate, as well as royalties on net sales of licensed products in low single-digit percentages. As of December 31, 2018, the Company has incurred milestone payments to date totaling approximately $0.2 million under the agreement of which no amounts are currently due.
University of Chicago
On March 10, 2016, the Company and the University of Chicago entered into a patent license agreement (“2016 University of Chicago Agreement”). Under the 2016 University of Chicago Agreement, the University of Chicago granted the Company (i) an exclusive, royalty-bearing and sublicensable license under the Licensed Patents and (ii) a non-exclusive, royalty-bearing, sublicensable license to access the technical information to diligently develop and commercialize Licensed Products. As consideration, the Company paid a nonrefundable upfront fee of less than $0.5 million and will pay annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2016. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe the University of Chicago milestone payments, totaling an aggregate of approximately $60.9 million, upon the achievement of certain development, regulatory, and commercial milestones, as well as royalties on net sales of licensed products ranging from low to high single-digit percentages. In addition, the Company also agreed to pay the University of Chicago a share of sublicense revenue. As of December 31, 2018, the Company has incurred milestone payments to date totaling approximately $0.4 million under the agreement of which approximately $0.1 million is currently due.

10. Commitments and Contingencies
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
In June 2018, the Company entered into a sublease arrangement with a third party to lease space subject to an operating lease that is scheduled to expire in 2020. The future minimum rental payments to be received under this agreement total $0.7 million and are equivalent to the minimum payments due from the Company to the landlord.
The Company recorded $3.2 million, $1.0 million and $0.5 million of rent expense for the years ended December 31, 2018, 2017 and 2016, respectively, which are net of sublease rental income of $0.2 million, none and none, respectively.
The minimum aggregate future lease commitments at December 31, 2018, are as follows (in thousands):

2019	$3,280
2020	3,088
2021	2,973
2022	3,062
2023	3,154
Thereafter	5,740
$21,297
Biose Industrie
On February 15, 2018, the Company entered into an Exclusivity and Commitment Agreement with Biose Industrie (“Biose”), a French corporation, in which Biose has agreed to exclusively manufacture certain microbial biotherapeutic products for the Company and reserve agreed upon manufacturing resources to conduct manufacturing runs for such products. Under the terms of this agreement, the Company agreed to annual fees in the mid-six digits in consideration of both exclusivity for the manufacture of monoclonal microbials and for a set minimum number of manufacturing runs per year. Exclusivity fees paid and any minimum commitments are expensed as incurred. At December 31, 2018, aggregate minimum payments over the remaining contract life total approximately $2.0 million.
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
11. Stockholders’ Equity (Deficit) and Convertible Preferred Stock
Common Stock
On April 27, 2018, the Company filed an amendment to its certificate of incorporation with the Secretary of State of the State of Delaware, to effect a 1-for-4.079 reverse stock split of the Company’s common stock. All share and per share data shown in the consolidated financial statements and related notes have been retroactively revised to reflect the reverse stock split.
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
12. Stock-Based Compensation
2018 Incentive Award Plan
The Company’s board of directors adopted on April 18, 2018, and the Company’s stockholders approved, the 2018 Incentive Award Plan (the “2018 Plan”), which became effective May 8, 2018 and under which the Company may grant cash and equity-based incentive awards to the Company’s employees, officers, directors, consultants and advisors. Following the effectiveness of the 2018 Plan, the Company ceased making grants under the 2015 Stock Incentive Plan (as amended the “2015 Plan"). The 2018 Plan allows the Company to grant awards for up to 1,344,692 shares of common stock plus that number of shares of common stock subject to awards outstanding under the 2015 Plan, that are forfeited, lapse unexercised or are settled in cash. Each year starting with 2019, the number of shares available for grants of awards under the 2018 Plan will be increased automatically on January 1 by a number of shares of common stock equal to the lesser of 4% of the shares of common stock outstanding on the final day of the preceding calendar year or the number of shares determined by the Company’s board of directors. Accordingly, effective January 1, 2019, the number of shares authorized for issuance under the 2018 Incentive Plan was increased by 1,273,031 shares. The 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it.
The exercise price of stock options granted under the 2018 Plan is equal to not less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the board of directors and are subject to the provisions of the 2018 Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options provide for accelerated vesting in the event of a change in control. Awards granted to non-employee consultants generally vest monthly over a period of one to four years. Stock options granted under the 2018 Plan expire no more than 10 years from the date of grant. As of December 31, 2018, equity-based incentive awards for the purchase up to 703,976 shares of the Company’s common stock have been issued under the 2018 Plan, of which none have been canceled or exercised. As of December 31, 2018, 844,853 shares of common stock are available for future grant under the 2018 Plan, which includes 204,137 shares subject to awards that were originally granted, and have since the effective date of the 2018 Plan been canceled or repurchased, under the 2015 Plan.
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
Under the 2015 Plan, the Company was authorized to grant equity awards up to an aggregate of 5,417,044 shares of common stock. As of December 31, 2018, an aggregate of 5,758,518 options and other equity awards had been granted under the 2015 Plan, of which 904,550 have been exercised, 640,151 have been canceled and 18,468 have been repurchased as of

December 31, 2018. A total of 113,006 shares previously reserved under the 2015 Plan that had not been exercised or were otherwise subject to outstanding exercise awards were no longer authorized as of May 8, 2018.
Stock-based compensation expense included in the Company’s statements of operations is as follows (in thousands):
Stock-Based Compensation Expense
Stock-based compensation expense included in the Company’s statements of operations is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$2,508	$849	$205
General and administrative	3,551	693	214
Total stock-based compensation expense	$6,059	$1,542	$419
Stock Options
A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted Average - Exercise Price	Weighted Average - Remaining Contractual Life	Aggregate Intrinsic Value(1) (in thousands)
Options outstanding at December 31, 2017	3,179,536	$1.88	9.05	$19,803
Granted	2,013,157	$11.27
Exercised	(84,801)	$0.83
Canceled	(190,081)	$4.56
Options outstanding at December 31, 2018	4,917,811	$5.64	8.52	$37,395
Exercisable at December 31, 2018	1,465,230	$1.57	7.63	$16,775
Vested and expected to vest as of December 31, 2018 (2)	4,917,811	$5.64	8.52	$37,395

(1)
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

(2)	This reflects the Company’s adoption and election under ASU 2016-9 to recognize forfeitures as they occur.
The Company had 3,452,581 unvested stock options outstanding as of December 31, 2018. The weighted-average fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $8.00, $4.89 and $1.06, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $1.0 million, $0.8 million and $0.8 million, respectively.
When utilizing the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted to employees as well as the vesting or re-measurement date fair value for awards granted to non-employees, the Company used the following weighted average, or ranges of, assumptions for options granted to employees and options granted to non-employees:
Employee option grants

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.74%	2.03%	1.33%
Expected life (in years)	6.17	6.18	5.66
Volatility	77.0%	79.5%	87.2%
Expected dividend rate	0.00%	0.00%	0.00%
Expected Term: The expected term represents the period that the options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). The expected life is applied to the stock option grant group as a whole as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population.

Expected Volatility: The Company used an average historical stock price volatility of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as the Company does not have any trading history for its common stock.
Risk-Free Interest Rate: The Company based the risk-free interest rate over the expected term of the options based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of the grant.
Expected Dividend: The Company has not paid and does not anticipate paying any dividends in the near future. Therefore, the expected dividend yield was zero.
Fair Value of Underlying Common Stock: Prior to the commencement of trading of the Company's common stock on the NASDAQ Global Select Market, or NASDAQ, on May 9, 2018 in connection with the Company's IPO, the Company determined the fair value of the underlying common stock based on input from management and approved by the Board of Directors, which utilized the valuation of the Company’s enterprise value determined utilizing various methods including the back-solve method, the option-pricing method, or OPM, or a hybrid of the probability-weighted expected return method, or PWERM, and the OPM. The total enterprise value was then allocated to the various outstanding equity instruments, including the underlying common stock, utilizing the option-pricing model. Following the Company's IPO, the fair value of the underlying common stock has been determined by referencing the closing price on the NASDAQ on the date of each award.
Non-employee option grants

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.71%	2.30%	2.35%
Expected life (in years)	8.29	9.43	9.51
Volatility	75.6%	78.9%	89.0%
Expected dividend rate	0.00%	0.00%	0.00%
The Company estimates the expected life of options granted based on the remaining contractual term of the option for options granted to non-employees.
On January 30, 2018, the Company issued 250,000 shares of Series B Preferred Stock to a non-employee consultant as part of the consideration for the service performed and completed in 2017. The Company recognized $0.7 million as general and administrative expense in the consolidated statement of operations of which $0.1 million was recorded in 2018.
As of December 31, 2018, total unrecognized stock-based compensation expense relating to unvested stock options was $18.7 million. This amount is subject to change as the unvested portion of the stock options granted to non-employees is subject to re-measurement over the vesting period. This amount is expected to be recognized over a weighted average period of 3.10 years.
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
In 2016, there were 640,268 options exercised prior to vesting for total proceeds of $0.2 million to the Company. These exercises are not considered substantive for accounting purposes, and as such the related shares are treated as restricted share liabilities given the implicit repurchase feature. As of December 31, 2018, the Company has recognized restricted stock liability of $0.1 million as other noncurrent liabilities.
The Company reclassified $0.1 million to stockholders’ equity (deficit) upon vesting of restricted shares during each of the years ended December 31, 2018, 2017 and 2016, respectively. The remaining proceeds related to the unvested options of $0.1 million as of December 31, 2018 will be reclassified to stockholders’ equity (deficit) as the shares vest over a remaining weighted average vesting period of 1.18 years.

A summary of restricted stock activity is as follows:

	Shares	Weighted- Average Price
Outstanding at December 31, 2017	257,876	$0.40
Vested	(113,627)	$0.32
Repurchased	(18,468)	$0.49
Outstanding at December 31, 2018	125,781	$0.45
As of December 31, 2018, the Company had $0.3 million of unrecognized stock-based compensation expense related to its employee unvested restricted stock awards which is expected to be recognized over a remaining weighted average vesting period of 1.64 years.
2018 Employee Stock Purchase Plan

The Company's board of directors adopted on April 18, 2018, and the Company’s stockholders approved, the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective on May 8, 2018. A total of 336,356 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2020 and ending in 2028, by an amount equal to the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) an amount determined by the Company’s board of directors. Offering periods under the ESPP will commence when determined by the plan administrator. The Company has not begun any offering periods under the ESPP.
13. Income Taxes
The Company has not recorded a tax provision for the periods presented due to the losses incurred and the need for a full valuation allowance on net deferred tax assets. The difference between the income tax expense at the U.S. federal statutory rate and the recorded provision is primarily due to the valuation allowance provided on all deferred tax assets. The Company’s loss before income tax for the periods presented was generated entirely in the United States:

	December 31,
	2018	2017
U.S. federal tax statutory rate	21.0%	34.0%
State taxes, net of federal benefit	6.5%	5.6%
Non-deductible stock compensation	(1.0)%	(1.0)%
Other non-deductible expenses	(0.6)%	(0.5)%
Credits	2.3%	0.8%
Change in federal tax rate due to tax reform	—%	(22.5)%
Change in valuation allowance	(28.2)%	(16.5)%
Other	—%	0.1%
	—%	—%

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$26,339	$13,183
Research and development credits	2,721	1,175
Capitalized research and development, patent and start-up costs	360	241
Accrued expenses	918	267
Stock based compensation	1,017	217
Depreciation	(281)	(66)
Deferred tax assets before valuation allowance	31,074	15,017
Valuation allowance	(31,074)	(15,017)
Net deferred tax assets	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was enacted in the United States. The Act incorporates significant changes to U.S. corporate income tax laws including, among other things, a reduction in the statutory federal corporate income tax rate from 35% to 21%, an exemption for dividends received from certain foreign subsidiaries, a one-time repatriation tax on deemed repatriated earnings from foreign subsidiaries, eliminating the alternative minimum tax (AMT), immediate expensing of certain depreciable tangible assets, changing rules related to net operating loss carryforwards, and limitations on the deduction for net interest expense and certain executive compensation. In December 2017, the SEC issued SAB 118, which directs taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The Company did not have any material changes to amounts previously recorded in 2017 as provisional under SAB 118.
As of December 31, 2017, as a result of the Act, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company has no foreign earnings and therefore is not subject to transition tax. The amount recorded related to the remeasurement of our deferred tax balance was a $6.3 million provision that was offset by a valuation allowance.
As of December 31, 2018, the Company had approximately $98.0 million and $91.2 million in federal and state Net Operating Losses (“NOLs”), respectively. The Federal NOLs include $49.9 million which expire at various dates through 2037 and $48.0 million which carryforward indefinitely. The state NOLs expire at various dates through 2038. As of December 31, 2018, the Company had federal and state research credits of $2.1 million and $0.8 million, respectively, which expire at various dates through 2033.
Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the Internal Revenue Code provisions, certain substantial changes in the Company’s ownership, including the sale of the Company or significant changes in ownership due to sales of equity, have limited and may limit in the future, the amount of net operating loss carryforwards which could be used annually to offset future taxable income. The Company has not yet completed an analysis of ownership changes. The Company may also experience ownership changes in the future as a result of subsequent shifts in stock ownership, some of which may be outside the Company’s control. As a result, the Company’s ability to use pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to the Company. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. All NOLs generated post tax reform will have an indefinite life, are not subject to carryback provisions and are limited to 80% of income in any year.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2018 and 2017, respectively. The valuation allowance increased by $16.1 million in 2018, primarily due to increases in net operating losses and research and development credits. Management reevaluates the positive and negative evidence at each reporting period.
As of December 31, 2018 and 2017, the Company had no unrecognized tax benefits, respectively. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.
14. Net Loss Per Share
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

The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Year Ended December 31,
	2018	2017	2016
Convertible preferred shares (as converted to common stock)	—	16,139,518	9,329,570
Warrant to purchase convertible preferred shares (as converted to common stock) and common shares	—	47,628	47,628
Unvested common stock from early exercise of options	125,781	257,876	412,796
Stock options to purchase common stock	4,917,811	3,179,536	2,127,261
Total	5,043,592	19,624,558	11,917,255

15. Related Party Transactions
The Company entered into an employment agreement with Duncan McHale, an executive officer of Weatherden Ltd (“Weatherden”), a United Kingdom based clinical development consulting firm, as of December 15, 2017. Pursuant to the terms of the agreement, the Company has agreed to pay Mr. McHale £0.3 million per year to serve as the Company’s Chief Medical Officer. The Company receives clinical advisory services from Weatherden through a supply of service agreement that was entered into during 2017 and, subsequently, a master services agreement in 2018. Duncan McHale, the Company’s Chief Medical Officer is a part owner of Weatherden. During the years ended December 31, 2018, 2017 and 2016, the Company paid Weatherden $0.7 million, $0.3 million and $0.0 million, respectively. As of December 31, 2018 and 2017, the amounts due to Weatherden were $0.2 million and $0.2 million, respectively.
In June 2018, the Company entered into a subleasing arrangement with VL46, an affiliate of one of its stockholders, Flagship Venture Funds. Under the terms of the sublease, the Company will invoice VL46 for an aggregate $0.9 million in rent payments which are due during the period from July 1, 2018 through April 30, 2020 plus any related taxes and lease operating costs. As of December 31, 2018, $0.2 million related to this sublease agreement has been recorded as an offset to rent expense within the consolidated statements of operations and comprehensive loss.
In May 2014, the Company entered into a services agreement with Flagship Ventures Management, Inc., an affiliate of one of its stockholders, Flagship Venture Funds, to provide general and administrative services to the Company, including the employer portions of employee health and dental benefit plans for Evelo Biosciences employees and consulting services. The Company made payments under the agreement of $0.0 million, $0.0 million and $0.2 million during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, no amounts were due to Flagship Ventures Management, Inc. related to the services agreement.
16. Selected Quarterly Financial Information
The following table contains quarterly financial information for 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	2018
(in thousands except per share data)	March 31	June 30	September 30	December 31
Total operating expenses	$10,425	$15,228	$16,457	$15,993
Total other expense (income), net	75	(82)	(600)	(550)
Net loss	$(10,500)	$(15,146)	$(15,857)	$(15,443)
Convertible preferred stock dividends	(2,417)	(1,520)	—	—
Net loss attributable to common stockholders	$(12,917)	$(16,666)	$(15,857)	$(15,443)
Net loss per share applicable to common stockholders, basic and diluted	$(3.29)	$(0.85)	$(0.50)	$(0.49)

	Three Months Ended
	2017
(in thousands except per share data)	March 31	June 30	September 30	December 31
Total operating expenses	$5,208	$6,218	$8,038	$8,067
Total other expense, net	162	143	135	76
Net loss	$(5,370)	$(6,361)	$(8,173)	$(8,143)
Convertible preferred stock dividends	(1,225)	(1,422)	(1,708)	(1,730)
Net loss attributable to common stockholders	$(6,595)	$(7,783)	$(9,881)	$(9,873)
Net loss per share applicable to common stockholders, basic and diluted	$(1.81)	$(2.09)	$(2.61)	$(2.57)