Form 10-Q
period 2019-03-31
Evelo Biosciences, Inc.
filed 2019-05-03
CIK 1694665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	EVLO	Nasdaq Global Select Market
As of April 30, 2019, the registrant had 32,043,577 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, expected timing of the release of clinical trial data, new formulations and product candidates, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.
As forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not occur or be achieved, and actual results could differ materially from those projected in the forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Evelo Biosciences, Inc.
Form 10-Q for Quarterly Period Ended March 31, 2019

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018	1
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2019 and 2018	2
Condensed and Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) for the three months ended March 31, 2019 and 2018	3
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018	4
Notes to the Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosure About Market Risk	27
Item 4. Controls and Procedures	27

PART II: OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	69
Item 3. Defaults Upon Senior Securities	70
Item 4. Mine Safety Disclosures	70
Item 5. Other Information	70
Item 6. Exhibits	71

Signatures	72

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Evelo Biosciences, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except per share and share amounts)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$105,490	$93,101
Short-term investments	23,949	54,818
Prepaid expenses and other current assets	3,843	3,703
Total current assets	133,282	151,622
Property and equipment, net	7,332	6,925
Other assets	1,320	1,320
Total assets	$141,934	$159,867
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,379	$1,519
Accrued expenses	5,237	4,965
Other current liabilities	4,600	2,751
Total current liabilities	11,216	9,235
Noncurrent liabilities:
Long-term debt, net of current portion	10,458	12,305
Deferred rent, net of current portion	1,097	1,071
Other noncurrent liabilities	280	307
Total liabilities	23,051	22,918
Commitments and contingencies
Stockholder’s equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 32,133,061 and 31,951,540 shares issued and 32,030,635 and 31,825,769 shares outstanding at March 31, 2019 and December 31, 2018, respectively	32	32
Additional paid-in capital	252,533	250,316
Accumulated other comprehensive loss	(2)	(18)
Accumulated deficit	(133,680)	(113,381)
Total stockholders’ equity	118,883	136,949
Total liabilities and stockholders’ equity	$141,934	$159,867
See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$15,680	$7,143
General and administrative	5,124	3,282
Total operating expenses	20,804	10,425
Loss from operations	(20,804)	(10,425)
Other income (expense):
Interest income (expense), net	505	46
Other expenses	—	(121)
Other income (expense), net	505	(75)
Net loss	$(20,299)	$(10,500)
Convertible preferred stock dividends	—	(2,417)
Net loss attributable to common stockholders	$(20,299)	$(12,917)

Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(3.29)
Weighted-average number of common shares outstanding, basic and diluted	31,925,072	3,922,152

Comprehensive loss:
Net loss	$(20,299)	$(10,500)
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax of $0	16	—
Comprehensive loss	$(20,283)	$(10,500)
See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Three Months Ended March 31, 2019
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance-December 31, 2018	—	$—	31,825,769	$32	$250,316	$(18)	$(113,381)	$136,949
Vesting of restricted common stock	—	—	23,345	—	7	—		7
Exercise of stock options and warrants	—	—	181,521	—	257	—		257
Stock-based compensation expense	—	—	—	—	1,953	—		1,953
Unrealized loss on investments	—	—	—	—	—	16		16
Net loss	—	—	—	—	—	—	(20,299)	(20,299)
Balance-March 31, 2019	—	$—	32,030,635	$32	$252,533	$(2)	$(133,680)	$118,883

	Three Months Ended March 31, 2018
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance-December 31, 2017	65,833,096	$83,702	3,880,607	$4	$1,708	$—	$(56,435)	$(54,723)
Issuance of Series B and Series C Preferred Stock, net of issuance costs	25,482,199	82,076	—	—	—	—	—	—
Vesting of restricted common stock	—	—	31,557	—	11	—	—	11
Exercise of stock options and warrants	—	—	31,765	—	35	—	—	35
Stock-based compensation expense	—	—	—	—	652	—	—	652
Net loss	—	—	—	—	—	—	(10,500)	(10,500)
Balance-March 31, 2018	91,315,295	$165,778	3,943,929	$4	$2,406	$—	$(66,935)	$(64,525)
See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(20,299)	$(10,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,953	652
Depreciation expense	375	585
Change in fair value of warrant and debt derivative liability	—	121
Net (accretion of discount)/amortization of premium on marketable securities	(115)	—
Non-cash interest expense	28	17
Changes in assets and liabilities:
Prepaid expenses and other current assets	(221)	(345)
Accounts payable	97	(44)
Accrued expenses and other current liabilities	185	653
Other liabilities	4	545
Net cash used in operating activities	(17,993)	(8,316)
Investing activities
Proceeds from sales and maturities of investments	31,000	—
Purchases of property and equipment	(876)	(1,000)
Net cash provided by/(used in) investing activities	30,124	(1,000)
Financing activities
Cash payment of initial public offering costs	—	(970)
Net proceeds from the issuance of convertible preferred stock	—	81,340
Net proceeds from the issuance of long-term debt	—	4,975
Proceeds from the exercise of stock options, restricted common stock and warrants	258	36
Net cash provided by financing activities	258	85,381
Net increase in cash, cash equivalents and restricted cash	12,389	76,065
Cash, cash equivalents and restricted cash – beginning of period	94,351	39,746
Cash, cash equivalents and restricted cash – end of period	$106,740	$115,811
Supplemental disclosure of cash flow information
Cash paid for interest	$215	$143
Noncash investing and financing activities
Property and equipment additions in accounts payable and accrued expenses	$172	$602
Issuance of warrants in connection with long-term debt facility	$—	$89
Accrued non-cash deferred offering costs	$—	$216
See accompanying notes to the condensed consolidated financial statements.

EVELO BIOSCIENCES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Organization
Evelo Biosciences, Inc. ("Evelo" or the "Company”) is a biotechnology company which was incorporated in Delaware on May 6, 2014. The Company is discovering and developing potential therapies designed to engage immune cells in the small intestine and drive therapeutic effects throughout the body. The Company is advancing these monoclonal microbials with the aim of treating a broad range of immune mediated diseases with an initial focus on inflammatory diseases and oncology. The Company is headquartered in Cambridge, Massachusetts.
Since inception, the Company has devoted substantially all of its efforts to research and development and raising capital. The Company has not generated any revenue related to its primary business purpose to date. The Company is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of whom are larger and better capitalized, and the need to obtain adequate additional financing to fund the development of its products.
The Company has funded its operations from the issuance of convertible notes, convertible preferred stock, common stock and debt financing. At March 31, 2019, the Company had cash, cash equivalents and short-term investments of $129.4 million and an accumulated deficit of $133.7 million.
The Company has incurred operating losses since inception and expects such losses and negative operating cash flows to continue for the foreseeable future. The transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure. Based on the Company’s current operating plan, the Company believes that its cash, cash equivalents and short-term investments at March 31, 2019 will be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Quarterly Report on Form 10-Q. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and notes thereto. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of March 31, 2019, the results of its operations and comprehensive loss for the three months ended March 31, 2019 and 2018 and cash flows for the three months ended March 31, 2019 and 2018. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

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
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned, controlled subsidiary, Evelo Biosciences Security Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. On April 1, 2019, the Company incorporated Evelo Biosciences (UK) Limited, its wholly owned subsidiary in London, England.
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
Emerging Growth Company Status
Evelo is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and it may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Evelo may take advantage of these exemptions until it is no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. Evelo has elected to use the extended transition period for complying with new or revised accounting standards, and, as a result of this election, its consolidated financial statements may not be comparable to companies that comply with public company effective dates. Evelo may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of its IPO or such earlier time that it is no longer an emerging growth company. Evelo would cease to be an emerging growth company if it has more than $1.07 billion in annual revenue, it has more than $700.0 million in market value of its stock held by non-affiliates (and has been a public company for at least 12 months and has filed one annual report on Form 10-K), or it has issued more than $1.0 billion of non-convertible debt securities over a three-year period.
Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company's only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale investments. Comprehensive loss totaled $20.3 million for the three months ended March 31, 2019, and was not significantly different than net loss. For the three months ended March 31, 2018 comprehensive loss was equal to net loss.
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents are comprised of highly liquid investments that are readily convertible into cash with original maturities of three months or less. Cash and cash equivalents include cash held in banks and amounts held in money market funds and U.S. treasuries with original maturities of three months or less. Cash equivalents are stated at cost, which approximates market value. The Company’s restricted cash consists of restricted cash in connection with building leases for the Company’s office and laboratory premises. Restricted cash totaled approximately $1.3 million at both March 31, 2019 and December 31, 2018 and is classified within other assets on the accompanying condensed consolidated balance sheet. The following reconciles cash, cash equivalents and restricted cash as of March 31, 2019 and December 31, 2018, as presented on the Company's statements of cash flows, to its related balance sheet accounts (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents:
Cash	$953	$1,300
Money market funds	104,537	91,801
Total cash and cash equivalents	105,490	93,101
Restricted cash	1,250	1,250
Cash, cash equivalents and restricted cash	$106,740	$94,351
Investments
The Company accounts for and classifies its investments as either “available-for-sale,” “trading,” or “held-to-maturity,” in accordance with the accounting guidance related to the accounting and classification of certain investments in debt and equity securities. The determination of the appropriate classification is based primarily on management’s intent to sell the investment at the time of purchase. As of March 31, 2019, all of the Company's investments were classified as available‑for‑sale securities.
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
Segments
The Company has one operating segment. The Company's chief operating decision maker, its Chief Executive Officer, manages the Company's operations on a consolidated basis for the purposes of allocating resources.

Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), and further updated through ASU 2016-12 (“ASU 2016-12”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products are transferred to customers. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017, for public entities and no later than for annual reporting periods beginning after December 15, 2018, for non-public entities. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company adopted ASU 2014-09 on January 1, 2019 and has concluded that the adoption did not have a material impact on its consolidated financial statements as the Company is not yet generating revenues.
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808)-Clarifying the Interaction between Topic 808 and Topic 606 ("ASU 2018-18"). The amendments in ASU 2018-18 make targeted improvements to U.S. GAAP for collaborative arrangements by clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. In addition, unit-of-account guidance in Topic 808 was aligned with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments in this Update should be applied retrospectively to the date of initial application of Topic 606. The Company adopted ASU 2018-18 on January 1, 2019 and has concluded the adoption did not have a material impact on its consolidated financial statements as the Company does not have any collaborative agreements under which any participant is considered a customer of the Company.
Accounting Pronouncements Issued and Not Adopted as of March 31, 2019
In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) (“ASU 2016-2”), which supersedes the guidance in former ASC 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018 for most public entities. Early adoption is permitted for all entities. Although its assessment is not complete, the Company currently expects the adoption of this guidance to result in the addition of material balances of leased assets and corresponding lease liabilities to its consolidated balance sheets, primarily relating to leases of office space.
In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting (Topic 718) ("ASU 2018-07"), which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective in the first quarter of fiscal year 2020 and early adoption is permitted but no earlier than the Company's adoption date of Topic 606. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. The Company is currently evaluating the impact that ASU 2018-07 will have on its consolidated financial statements.

3. Investments
As of March 31, 2019 and December 31, 2018, the Company had short-term investments, consisting entirely of U.S. treasury securities, of $23.9 million and $54.8 million, respectively.
The following tables summarize the Company's investments held at March 31, 2019 and December 31, 2018, which are all classified as available-for-sale (in thousands):

Description	Amortized cost	Unrealized Gain	Unrealized Loss	Fair Value
March 31, 2019:
U.S. treasury securities	$23,951	$—	$(2)	$23,949
Total	$23,951	$—	$(2)	$23,949

Description	Amortized cost	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2018:
U.S. treasury securities	$54,836	$—	$(18)	$54,818
Total	$54,836	$—	$(18)	$54,818
The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2019 the balance in the Company’s accumulated other comprehensive loss was comprised of activity related to the Company’s available-for-sale investments. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2019 or 2018, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods.
As of March 31, 2019 and December 31, 2018, the aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months was $23.9 million and $54.8 million, respectively, and none of these securities had remaining maturities of greater than three years. The Company has the intent and ability to hold such securities until recovery. The Company determined that there has been no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of March 31, 2019 or December 31, 2018.
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of March 31, 2019 and December 31, 2018 (in thousands):

Description	March 31, 2019	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds included within cash and cash equivalents	$104,537	$104,537	$—	$—
U.S. treasury securities included within short-term investments	23,949	—	23,949	—
Total	$128,486	$104,537	$23,949	$—

Description	December 31, 2018	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds included within cash and cash equivalents	$91,801	$91,801	$—	$—
U.S. treasury securities included within short-term investments	$54,818	$—	$54,818	$—
Total	$146,619	$91,801	$54,818	$—
As of March 31, 2019 and December 31, 2018, the Company's cash equivalents and short-term investments have been initially valued at the transaction price and subsequently valued utilizing a third party pricing service. The Company validates the prices provided by its third-party pricing service by understanding the models used and obtaining market values from other pricing sources.
5. Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Property and equipment:
Lab equipment	$6,051	$5,393
Leasehold improvements	1,873	1,824
Furniture and fixtures	688	525
Computers and software	114	115
Office equipment	9	9
Construction-in-process	924	1,011
Property and equipment	9,659	8,877
Less: accumulated depreciation	(2,327)	(1,952)
Property and equipment, net	$7,332	$6,925
The Company recognized $0.4 million and $0.6 million of depreciation expense for the three months ended March 31, 2019 and 2018, respectively.
6. Loan and Security Agreement
The Company has a credit facility (the “Credit Facility”) with a bank that allows the Company to borrow up to $15.0 million. Borrowings under the Credit Facility are secured by a lien on all Company assets, excluding intellectual property.
In February 2018, the Company drew the remaining $5.0 million available under the Credit Facility. This resulted in an increase to the interest rate to the higher of (i) prime plus 0.25% or (ii) 4.50% per annum. The interest only payment period was extended through to August 15, 2019. Upon the expiration of the interest only period, amounts borrowed will be repaid over 24 equal monthly payments of principal plus interest accrued through August 15, 2021. As such, $4.4 million and $10.5 million of the debt obligation, net of debt discount, have been included as current and long-term, respectively, on the Company’s consolidated balance sheet. The current portion of debt is included in other current liabilities. The Company has the ability to prepay the outstanding balance of the Credit Facility at its option with a prepayment fee of 2% of principal amount if prepayment was made before August 15, 2018 or 0.5% if the prepayment is made between August 15, 2018 and August 15, 2019.
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
The Company has the following minimum aggregate future loan payments at March 31, 2019 (in thousands):

Twelve month period ending March 31,	Amount
2020	$5,175
2021	7,913
2022	3,170
Total minimum payments	$16,258
Less amounts representing interest and discount	(1,425)
Less current portion	(4,375)
Long-term debt, net of current portion	$10,458
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
Interest expense related to the Company's Credit Facility was approximately $0.2 million for both the three months ended March 31, 2019 and 2018.
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
On August 6, 2017, the Company and Mayo entered into a license agreement (“2017 Mayo License Agreement”). Under the 2017 Mayo License Agreement, Mayo granted the Company (i) an exclusive, worldwide, sublicensable license under Mayo’s rights to certain intellectual property and microbial strains (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how, in each case, to develop and commercialize certain microbial strains and licensed products incorporating any such strains. As consideration, the Company paid a nonrefundable upfront fee of $0.2 million and annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2017. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe Mayo milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $56.0 million in the aggregate, as well as royalties on net sales of licensed products in low single-digit percentages. As of March 31, 2019, the Company has incurred milestone payments to date totaling approximately $0.2 million under the agreement of which no amounts are currently due.

University of Chicago
On March 10, 2016, the Company and the University of Chicago entered into a patent license agreement (“2016 University of Chicago Agreement”). Under the 2016 University of Chicago Agreement, the University of Chicago granted the Company (i) an exclusive, royalty-bearing and sublicensable license under the Licensed Patents and (ii) a non-exclusive, royalty-bearing, sublicensable license to access the technical information to diligently develop and commercialize Licensed Products. As consideration, the Company paid a nonrefundable upfront fee of less than $0.5 million and will pay annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2016. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe the University of Chicago milestone payments, totaling an aggregate of approximately $60.9 million upon the achievement of certain development, regulatory, and commercial milestones, as well as royalties on net sales of licensed products ranging from low to high single-digit percentages. In addition, the Company also agreed to pay the University of Chicago a share of sublicense revenue. The University of Chicago maintains control of patent prosecution, defense and maintenance on their patent rights. The Company has the first right, but not obligation, to control any post-grant proceedings and to take action in the prosecution or prevention of any infringement by a third party to patent rights. The Company is responsible for reimbursing the University of Chicago, or directly paying, for patent prosecution, defense and/or maintenance costs incurred. This includes any costs associated with defense activities related to one of the patents underlying the 2016 University of Chicago Agreement and to which in April 2019 the United States Patent and Trademark Office instituted a post-grant review based on a petition from a third party. As of March 31, 2019, the Company has incurred milestone payments to date totaling approximately $0.4 million.
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
In June 2018, the Company entered into a sublease arrangement with a third party to lease space subject to an operating lease that is scheduled to expire in 2020. The future minimum rental payments to be received under this agreement total $0.6 million and are equivalent to the minimum payments due from the Company to the landlord.
The Company recorded rent expense of $0.7 million for each of the three months ended March 31, 2019 and 2018. Rent expense for the three months ended March 31, 2019 is net of sublease rental income of $0.2 million.
The minimum aggregate future lease commitments, exclusive of any offsetting sublease rental payments, at March 31, 2019, are as follows (in thousands):

Twelve month period ending March 31,	Amount
2020	$3,304
2021	2,989
2022	2,995
2023	3,085
2024	3,178
Thereafter	4,934
$20,485

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
Litigation and Other Proceedings
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
In April 2019, the United States Patent and Trademark Office ("USPTO"), granted a third party petition to initiate a post-grant review of a patent issued to the University of Chicago, to which the Company has an exclusive license from the University of Chicago. Although the Company believes that the subject patent is valid, there is a possibility that the USPTO could invalidate the patent or require the University of Chicago to narrow the claims contained in the patent. Under the terms of the license agreement the Company is responsible for reimbursing the University of Chicago for patent defense costs.
9. Stockholders’ Equity and Convertible Preferred Stock
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
In February and March 2018, the Company issued a total of 25,232,199 shares of Series C Preferred Stock at purchase price of $3.23 for gross proceeds of $81.5 million under the same terms as the Series B Preferred Stock.

10. Stock-Based Compensation
2018 Incentive Award Plan
The Company’s board of directors adopted on April 18, 2018, and the Company’s stockholders approved, the 2018 Incentive Award Plan (the “2018 Plan”), which became effective May 8, 2018 and under which the Company may grant cash and equity-based incentive awards to the Company’s employees, officers, directors, consultants and advisors. Following the effectiveness of the 2018 Plan, the Company ceased making grants under the 2015 Stock Incentive Plan (as amended the "2015 Plan"). The 2018 Plan allows the Company to grant awards for up to 1,344,692 shares of common stock plus that number of shares of common stock subject to awards outstanding under the 2015 Plan, that are forfeited, lapse unexercised or are settled in cash. Each year starting with 2019, the number of shares available for grants of awards under the 2018 Plan will be increased automatically on January 1 by a number of shares of common stock equal to the lesser of 4% of the shares of common stock outstanding on the final day of the preceding calendar year or the number of shares determined by the Company’s board of directors. Accordingly, effective January 1, 2019, the number of shares authorized for issuance under the 2018 Plan was increased by 1,273,031 shares. The 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it.
The exercise price of stock options granted under the 2018 Plan is equal to not less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the board of directors and are subject to the provisions of the 2018 Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options provide for accelerated vesting in the event of a change in control. Awards granted to non-employee consultants generally vest monthly over a period of one to four years. Stock options granted under the 2018 Plan expire no more than 10 years from the date of grant. As of March 31, 2019 equity-based incentive awards for the purchase of up to 1,705,151 shares of the Company’s common stock have been issued under the 2018 Plan, of which none have been canceled or exercised. As of March 31, 2019, 1,168,899 shares of common stock are available for future grant under the 2018 Plan, which includes 256,327 shares subject to awards that were originally granted, and have, since the effective date of the 2018 Plan, been canceled or repurchased under the 2015 Plan.
2015 Stock Incentive Plan
Prior to the approval of the 2018 Plan, the Company granted equity awards under the 2015 Plan, which originally provided for grant of incentive stock options, non-qualified stock options, restricted stock awards ("RSAs"), and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors.
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
Under the 2015 Plan, the Company was authorized to grant equity awards up to an aggregate of 5,417,044 shares of common stock. As of March 31, 2019, an aggregate of 5,758,518 options and other equity awards had been granted under the 2015 Plan, of which 1,086,071 have been exercised and 692,336 have been canceled and 18,468 have been repurchased as of March 31, 2019. A total of 113,006 shares previously reserved under the 2015 Plan that had not been exercised or were otherwise subject to outstanding exercise awards were no longer authorized as of May 8, 2018.

Stock-Based Compensation Expense
Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
General and administrative	$1,062	$410
Research and development	891	242
Total stock-based compensation expense	$1,953	$652
Stock Options
A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2018	4,917,811	$5.64
Granted	1,001,175	13.00
Exercised	(181,521)	1.42
Canceled	(52,190)	4.47
Options outstanding at March 31, 2019	5,685,275	$7.09
Exercisable as of March 31, 2019	1,570,312	$2.36
The weighted-average fair value of options granted during the three months ended March 31, 2019 and 2018 was $8.82 and $7.91, respectively.
On January 30, 2018, the Company issued 250,000 shares of Series B Preferred Stock to a non-employee consultant as part of the consideration for services performed and completed in 2017. The Company has recognized $0.7 million as general and administrative expense in the condensed consolidated statement of operations and comprehensive loss, of which $0.1 million was recorded in the three months ended March 31, 2018.
As of March 31, 2019, total unrecognized stock-based compensation expense relating to unvested stock options was $25.3 million. This amount is subject to change as the unvested portion of the stock options granted to non-employees is subject to re-measurement over the vesting period. This amount is expected to be recognized over a weighted average period of 3.18 years.
Restricted Stock
The Company permitted the early exercise of certain stock options prior to vesting by certain directors and officers. This practice ceased in 2017. Any shares issued pursuant to unvested options are restricted and subject to repurchase by the Company until the conditions for vesting are met. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability in the condensed consolidated balance sheets included as a component of other current and noncurrent liabilities based on the scheduled vesting dates. The amounts paid for shares purchased under an early exercise of stock options and subject to repurchase by the Company are reported in stockholders’ equity (deficit) once those shares vest. Upon termination of employment of an option holder, the Company has the right to repurchase, at the original purchase price, any unvested restricted shares.

	Shares	Weighted- Average Exercise Price
Outstanding and Unvested December 31, 2018	125,781	$0.45
Vested	(23,345)	0.29
Outstanding and Unvested at March 31, 2019	102,436	$0.49
As of March 31, 2019, the Company had $0.2 million of unrecognized stock-based compensation expense related to its employee unvested restricted stock awards which is expected to be recognized over a remaining weighted average vesting period of 1.38 years.
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
There were no significant income tax provisions or benefits for the three months ended March 31, 2019.  Due to losses incurred since inception and the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

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
The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Convertible preferred shares (as converted to common stock)	—	22,386,670
Warrant to purchase convertible preferred shares (as converted to common stock)	—	56,008
Unvested common stock from early exercise of options	102,436	226,319
Stock options to purchase common stock	5,685,275	3,227,795
Total	5,787,711	25,896,792
13. Related Party Transactions
The Company receives clinical advisory services from Weatherden Ltd. (“Weatherden”) under agreements that were entered into during 2017 and 2018. Duncan McHale, the Company’s Chief Medical Officer, is a part owner of Weatherden. During the three months ended March 31, 2019 and 2018, the Company paid Weatherden $0.3 million and $0.2 million, respectively. As of March 31, 2019 and 2018, the amounts due to Weatherden under the supply of service agreement were $0.1 million and $0.2 million, respectively.
In June 2018, the Company entered into a subleasing arrangement with Ring Therapeutics (formerly VL46), an affiliate of one of its stockholders, Flagship Venture Funds. Under the terms of the sublease, the Company will invoice Ring Therapeutics for an aggregate $0.9 million in rent payments which are due during the period from July 1, 2018 through April 30, 2020 plus any related taxes and lease operating costs. As of March 31, 2019, $0.2 million related to this sublease agreement has been recorded as an offset to rent expense within the consolidated statements of operations and comprehensive loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018, or the 2018 Annual Report, including the audited consolidated financial statements and notes thereto contained in our 2018 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described, in or implied, by these forward-looking statements. In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “Evelo,” “Evelo Biosciences,” the “Company,” “we,” “us,” “our” and similar references refer to Evelo Biosciences, Inc. and its consolidated subsidiaries.
Overview
Evelo Biosciences is discovering and developing oral biologics that act on cells in the small intestine with therapeutic effects throughout the body. These cells in the small intestine play a central role in governing the immune, metabolic and neurological systems. Our first product candidates are monoclonal microbials, single strains of microbes selected for defined pharmacological properties. They have been shown to have systemic dose-dependent effects, modulating multiple clinically-validated pathways. Our product candidates have the potential to be effective, safe and affordable medicines to improve the lives of people with chronic disease and cancer.

We currently have three product candidates in clinical trials, EDP1066 and EDP1815 for the treatment of inflammatory diseases and EDP1503 for the treatment of cancer. We also are advancing additional oral biologics through preclinical development in other disease areas.
New Formulations
We have discovered new formulations which significantly enhance the pharmacological potency of monoclonal microbials. One formulation increased the potency by up to 30-fold in preclinical in vivo models. This formulation enhances the probability of translating preclinical effects into patients and we believe it can be commercialized cost effectively. We plan to introduce this formulation into ongoing and new clinical trials beginning in the second half of 2019 across multiple monoclonal microbials.
EDP1066
EDP1066 is a monoclonal microbial candidate for inflammatory diseases. In April 2018 we initiated our ongoing Phase 1b placebo-controlled dose-escalating safety and tolerability study of EDP1066 in approximately 36 healthy volunteers and up to 96 patients with mild to moderate psoriasis or atopic dermatitis. Exploratory endpoints include the evaluation of a variety of clinical measures of disease and pharmacodynamic markers, including biomarker signals from paired biopsies of affected skin in patients.
We expect initial clinical data from the healthy volunteers and two dose-ascending cohorts of psoriasis patients from this study early in the third quarter of 2019. Following the addition of an additional cohort of atopic dermatitis patients, we expect initial clinical data from two dose-ascending cohorts of atopic dermatitis patients from this study in the third quarter of 2019.
In April 2019, following the discovery of a novel formulation of monoclonal microbials with significantly increased potency, we added an additional two cohorts of patients with psoriasis or atopic dermatitis to investigate the new formulation. We expect initial clinical data from these two additional cohorts during the fourth quarter of 2019 and the first quarter of 2020, respectively.

EDP1815
EDP1815 is a monoclonal microbial candidate for inflammatory diseases. In November 2018 we initiated our ongoing Phase 1b placebo-controlled dose-escalating safety and tolerability study of EDP1815 in approximately 24 healthy volunteers and up to 108 patients with mild to moderate psoriasis or atopic dermatitis. Exploratory endpoints include the evaluation of a variety of clinical measures of disease and pharmacodynamic markers, including biomarker signals from paired biopsies of affected skin in patients.
In April 2019, following the discovery of a novel formulation with significantly increased potency, we modified this study to complete the psoriasis cohorts with the current formulation and to investigate the new formulation in two cohorts of patients with atopic dermatitis or psoriasis. We expect initial clinical data from this study in early 2020.
EDP1503
EDP1503 is a monoclonal microbial candidate for oncology. In December 2018, we initiated our ongoing Phase 1/2 open-label study of EDP1503 in combination with KEYTRUDA (pembrolizumab) in three groups of patients: microsatellite stable colorectal cancer; triple-negative breast cancer; and patients across multiple tumor types who have relapsed on prior PD-1/L1 inhibitor treatment. We estimate that we will enroll up to 120 subjects in this study which will assess the safety and tolerability, immune response markers and overall response rates achieved with EDP1503 in combination with KEYTRUDA. We expect initial clinical data from this study in the first half of 2020.
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
In addition to these ongoing clinical trials, we expect to initiate future additional clinical trials related to these product candidates and potential new product candidates. For instance, we expect to continue to conduct immuno-pharmacology clinical trials in healthy volunteers with EDP1066 and EDP1815. Our intention is to finalize the selection of the next wave of inflammation indications after data from the ongoing EDP1066 and EDP1815 clinical trials have been analyzed. Potential indications include asthma, psoriatic arthritis, rheumatoid arthritis and inflammatory bowel disease.
We were incorporated and commenced operations in 2014. Since our incorporation, we have devoted substantially all of our resources to developing our clinical and preclinical candidates, building our intellectual property portfolio and process development and manufacturing function, business planning, raising capital and providing general and administrative support for these operations. On May 11, 2018, we completed our initial public offering (the "IPO") of 5,312,500 shares of our common stock at a public offering price of $16.00 per share. The net proceeds from the IPO were approximately $75.8 million. Prior to our IPO, we financed our operations primarily with proceeds from sales of convertible preferred stock to our equity investors and borrowings under a loan and security agreement, as amended, with a financial institution. Through March 31, 2019, we had received aggregate gross proceeds of $257.6 million from sales of common stock, convertible preferred stock and borrowings under our loan and security agreement.
We are a development stage company and have not generated any revenue. All of our product candidates are in early clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses and we continue to incur significant research and development and other expenses related to our operations. For the three months ended March 31, 2019, our net loss was $20.3 million. As of March 31, 2019, we had an accumulated deficit of $133.7 million. We do not expect to generate revenue from sales of any products for the foreseeable future, if at all.
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
As of March 31, 2019, our principal source of liquidity is cash, cash equivalents and short-term investments, which totaled approximately $129.4 million. We expect that our existing cash, cash equivalents and investments will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2020. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.”
Financial Operations Overview
Revenue
We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts for our current product candidates or additional product candidates that we may develop in the future are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.
Operating Expenses
Our operating expenses since inception have consisted primarily of research and development activities and general and administrative costs.
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

•
expenses incurred under agreements with third parties, including investigative sites, external laboratories and contract research organizations ("CROs") that conduct research, preclinical activities and clinical trials on our behalf;

•
manufacturing process-development costs as well as technology transfer and other expenses incurred with contract manufacturing organizations ("CMOs") that manufacture drug substance and drug product for use in our preclinical activities and any current or future clinical trials;

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
Interest Income (Expense), Net
Interest income (expense), net primarily consists of interest earned on our cash, cash equivalents and short-term investments balances offset by interest expense incurred on our debt. During each of the three months ended March 31, 2019 and 2018, interest income (expense), net consisted primarily of interest earned on institutional money market instruments and U.S. treasury securities offset by interest at the stated rate on borrowings under our loan and security agreement, amortization of deferred financing costs and interest expense related to the accretion of debt discount associated with the loan and security agreement.
Other Expenses
Other expenses primarily consist of non-cash changes in the fair value of warrants issued in connection with our loan and security agreement, all of which were settled in 2018.
Income Taxes

Since our inception in 2014, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.
Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018
The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Operating expenses:
Research and development	$15,680	$7,143	$8,537
General and administrative	5,124	3,282	1,842
Total operating expenses	20,804	10,425	10,379
Loss from operations	(20,804)	(10,425)	(10,379)
Other (expense) income:			—
Interest income (expense), net	505	46	459
Other expense	—	(121)	121
Other income (expense), net	505	(75)	580
Net loss	$(20,299)	$(10,500)	$(9,799)
Research and Development Expenses (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Gut-body network platform expenses	$2,705	$2,109	$596
Inflammation programs	6,054	1,870	4,184
Oncology programs	2,533	766	1,767
Other program expenses	—	44	(44)
Research and development personnel costs (including stock-based compensation)	4,388	2,354	2,034
Total research and development expenses	$15,680	$7,143	$8,537
Research and development expenses were $15.7 million for the three months ended March 31, 2019, compared to $7.1 million for the three months ended March 31, 2018. The increase of $8.5 million was due primarily to increases of $4.2 million in costs for our inflammation programs, driven primarily by clinical trial expenses and external manufacturing costs, an increase of $1.8 million for our oncology programs, also related to increased costs associated with clinical development activities and external manufacturing, as well as an increase of $0.6 million in gut-body network platform expenses in line with our strategy to maximize the potential of our platform. Personnel costs increased $2.0 million due primarily to increases in research and development headcount and compensation, including an increase of $0.6 million in stock-based compensation expense. We expect that our research and development expenses will continue to increase in the foreseeable future as we continue our clinical trials for our product candidates, initiate new clinical trials, continue discovery and development efforts for additional product candidates, hire additional research and development personnel and seek to increase manufacturing capabilities and possibly expand into additional therapeutic areas.

General and Administrative Expenses (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
General and administrative personnel costs (including stock-based compensation)	$2,770	$1,424	$1,346
Professional fees	1,191	1,099	92
Facility costs, office expense and other	1,163	759	404
Total general and administrative expenses	$5,124	$3,282	$1,842
General and administrative expenses were $5.1 million for the three months ended March 31, 2019, compared to $3.3 million for the three months ended March 31, 2018. The increase of $1.8 million primarily reflects costs required to support our growing organization and public company status. Personnel costs increases by $1.3 million, due primarily to increases in general and administrative headcount and compensation, including an increase of $0.7 million in stock-based compensation expense. Facility and other costs increased $0.4 million primarily due to the expansion of our leased space to support the growth of the Company. Professional fees increased $0.1 million, reflecting increases in legal, patent and other professional consulting fees. We expect general and administrative expenses to continue to increase due to higher personnel and related costs, professional fees, and consulting expenses in support of the continued growth of the Company.
Other Income (Expense), Net
Other income (expense), net for the three months ended March 31, 2019 was income of $0.5 million, compared to an expense of $0.1 million for the three months ended March 31, 2018. This change was driven by an increase in interest income of approximately $0.5 million, due to larger average cash, cash equivalents and short-term investments balances held during the current period, slightly offset by an increase in interest expense.
Liquidity and Capital Resources
We have incurred losses and generated negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $20.3 million and $10.5 million for the three months ended March 31, 2019 and March 31, 2018, respectively. To date, we have financed our operations primarily with proceeds from the initial public offering of our common stock, sales of our convertible preferred stock to our equity investors and borrowings under the loan and security agreement. From our inception through March 31, 2019, we have received gross proceeds of $257.6 million from such transactions, including $15.0 million borrowed under the loan and security agreement. As of March 31, 2019, we had cash, cash equivalents and short-term investments of $129.4 million and an accumulated deficit of $133.7 million.
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
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash used in operating activities	$(17,993)	$(8,316)
Cash provided by/(used in) investing activities	30,124	(1,000)
Cash provided by financing activities	258	85,381
Net increase in cash, cash equivalents and restricted cash	$12,389	$76,065
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2019 was $18.0 million driven primarily by our net loss of $20.3 million partially offset by non-cash charges including stock-based compensation expense of $2.0 million and depreciation expense of $0.4 million.
Net cash used in operating activities for the three months ended March 31, 2018 was $8.3 million, primarily due to our net loss of $10.5 million. This was partially offset by net inflows related to changes in working capital of $0.8 million, non-cash charges, including stock-based compensation expense of $0.7 million, depreciation expense of $0.6 million, and a change in fair value of warrant liability and debt derivative of $0.1 million.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2019 was $30.1 million, primarily consisted of the maturity of investments totaling $31.0 million. This was partially offset by the purchase of capital equipment which totaled $0.9 million during the period.
Net cash used in investing activities for the three months ended March 31, 2018 was $1.0 million for the purchase of capital equipment during the period.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2019 was $0.3 million, primarily consisting of proceeds from the exercise of common stock options.
Net cash provided by financing activities for the nine months ended March 31, 2018 was $85.4 million, primarily consisting of the net proceeds from the issuance of our Series C Convertible Preferred Stock as well as net proceeds of approximately $5.0 million from the issuance of long-term debt.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments during the three months ended March 31, 2019 from those included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities in our consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. These items, including accrued research and development expenses and stock-based compensation, are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.
There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K that was filed with the SEC on February 15, 2019.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Fluctuation Risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2019, our cash, cash equivalents and short-term investments consisted of cash, money market accounts and U.S. treasury securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.
As of March 31, 2019, we had $15.0 million of borrowings outstanding under term loans pursuant to our loan and security agreement with Pacific Western Bank. These term loans bear interest at a variable annual rate equal to the greater of (a) 0.25% above the Prime Rate or (b) 4.50%, thereby exposing us to interest rate risk. Based on the $15.0 million of principal outstanding as of March 31, 2019, an immediate 10% change in the Prime Rate would not have a material impact on our debt-related obligations, financial position or results of operation.
Foreign Currency Fluctuation Risk
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation Fluctuation Risk
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2019 and 2018.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. Specifically, in April 2019, the United States Patent and Trademark Office ("USPTO") granted Genome & Co.'s petition to initiate a post-grant review of a patent issued to the University of Chicago, to which we have an exclusive license from the University of Chicago. Although we believe that the subject patent is valid, there is a possibility that the USPTO could invalidate the patent or require the University of Chicago to narrow the claims contained in the patent. Under the terms of our license agreement we are responsible for reimbursing the University of Chicago for patent defense costs.
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
Risks Related to Our Finaconcial Position and Need for Additional Capital
We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred significant operating losses. Our net loss was $20.3 million and $10.5 million for the three months ended March 31, 2019 and March 31, 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $133.7 million. To date, we have financed our operations through private placements of our preferred stock, borrowings under our loan and security agreement with Pacific Western Bank and proceeds from our initial public offering which was completed in May 2018. We have devoted substantially all of our financial resources and efforts to developing our monoclonal microbial platform, identifying potential product candidates and conducting preclinical studies. We are in the early stages of developing our product candidates, and we have not completed the development of any monoclonal microbial therapies or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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
Because of the numerous risks and uncertainties associated with pharmaceutical product and biological product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the U.S. Food and Drug Administration ("FDA") or the European Medicines Agency ("EMA") or other regulatory authorities to perform preclinical or clinical studies in addition to those currently expected, or if there are any delays in completing our preclinical studies or clinical trials or the development of any of our product candidates, our expenses could increase and revenue could be further delayed.
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
We expect that our cash, cash equivalents and investments as of March 31, 2019 will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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
If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay, or discontinue one or more of our research or product development programs or the commercialization of any product candidates. In addition, we may be unable to make milestone and royalty payments due under our intellectual property license agreements or other payments under our agreements with contract research organizations ("CROs") and academic research collaborators, or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.
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
We have a $15.0 million term loan credit facility with Pacific Western Bank, or the loan and security agreement, that is secured by a lien covering substantially all of our personal property, excluding intellectual property. As of March 31, 2019, the outstanding principal balance under the loan and security agreement was $15.0 million. The loan and security agreement contains customary affirmative and negative covenants and events of default applicable to us and our subsidiaries.
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
In addition, it is possible that infections from our product candidates could be rare and not frequently observed in our clinical trials. In larger post marketing authorization trials, however, data could show that the infection risk, while small, does exist. If unacceptable side effects arise in the development of our product candidates, we, the FDA, EMA or comparable foreign regulatory authorities, the institutional review boards ("IRBs") at the institutions in which our studies are conducted, or ethics committees, or the data safety monitoring board ("DSMB") could suspend or terminate our clinical trials or the FDA, EMA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
Our monoclonal microbial product candidates require that we manufacture from master cell banks ("MCBs") of our microbial strains. There is a possibility of a catastrophic failure or destruction of our MCBs. This could make it impossible for us to continue to manufacture a specific product. Recreating and recertifying our MCBs is possible but not certain and could put at risk the supply of our product candidates for preclinical studies or clinical trials or any products, if approved, to our customers.
Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
All of our product candidates are currently in clinical or preclinical development. We dosed the first subject in our first clinical trials of EDP1066, EDP1815 and EDP 1503 in 2018. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the product development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failed clinical trial can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, in our initial clinical trials, drug products will be delivered in a capsule coated for targeted release in the gut. This formulation has not previously been clinically tested, nor are we able to dose mice with a capsule coated for targeted release in the gut. Our ongoing and planned clinical trials will be the first time this formulation is tested, and we cannot assure you that the results of this formulation will be consistent with the observations from our preclinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks.
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
Even if we eventually complete clinical testing and receive approval of a biologics license application ("BLA") or foreign marketing authorization for one of our product candidates, the FDA, EMA or applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA, EMA or the applicable foreign regulatory agency may also approve our products for a more limited indication and/or a narrower patient population than we originally request, and the FDA, EMA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our products. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of our product candidates and would materially adversely impact our business and prospects.
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
We rely, and expect to continue to rely, on third parties, such as contract research organizations ("CROs") clinical data management organizations, medical institutions, clinical investigators and potential pharmaceutical partners, to conduct and manage our clinical trials and investigator-sponsored trials, including our clinical trial of EDP1066, and anticipated clinical trials for EDP1815 and EDP1503.
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
Third-party manufacturers may not be able to comply with current Good Manufacturing Practices ("cGMP") regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. The contract manufacturers we rely on to produce our product candidates have never produced a FDA-approved therapeutic. If our contract manufacturers are unable to comply with cGMP regulation or if the FDA does not approve their facility upon a pre-approval inspection, our product candidates may not be approved or may be delayed in obtaining approval. In addition, there are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing our products. Therefore, our product candidates and any future product candidates that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.
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
Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars. The Patient Protection and Affordable Care Act ("Affordable Care Act") signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 ("BPCIA") which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
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

•
the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them to have committed a violation;

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
In the United States, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively the "Affordable Care Act"), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.
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
We may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office ("USPTO") or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third- party patent rights. For example, in April 2019, the USPTO granted Genome & Co.'s petition to initiate a post grant review of a patent issued to the University of Chicago, to which we have an exclusive license from the University of Chicago. Although the outcome of the post grant review is uncertain, there is a possibility that the USPTO could invalidate the subject patent or require the University of Chicago to narrow the claims contained in the patent. Any limitation on the protection of the subject technology could hinder our ability to develop and commercialize applicable product candidates.
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
We have licensed certain intellectual property from the University of Chicago and Mayo Clinic. These agreements indicate that the rights licensed to us are subject to the obligations to and the rights of the U.S. government, including those set forth in the Bayh-Dole Act of 1980 (the "Bayh-Dole Act"). As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future therapeutics based on the licensed intellectual property. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or nonexclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations, also referred to as “march-in rights.” While the U.S. government has sparingly used, and to our knowledge never successfully exercised, such march-in rights, any exercise of the march-in rights by the U.S. government could harm our competitive position, business, financial condition, results of operations, and prospects. If the U.S. government exercises such march-in rights, we may receive compensation that is deemed reasonable by the U.S. government in its sole discretion, which may be less than what we might be able to obtain in the open market. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources.
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
As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, patent reform legislation could further increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the "Leahy-Smith Act") was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO has also developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular the first to file provisions, only became effective on March 16, 2013. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Thus, for our U.S. patent applications containing a priority claim after March 16, 2013, there is a greater level of uncertainty in the patent law.
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
In a non-binding referendum on the United Kingdom of Great Britain and Northern Ireland’s membership in the European Union in June 2016, a majority of the United Kingdom’s electorate voted for the United Kingdom’s withdrawal from the European Union (“Brexit”). A process of negotiation will determine the future terms of the United Kingdom’s relationship with the European Union and its members. While Article 50 of the Lisbon Treaty was invoked by the United Kingdom on March 29, 2017, substantial uncertainty remains regarding the outcome of the negotiations, as well as the scope and duration of a transitionary period, if any, following the expiration of the Article 50 period on October 31, 2019. This uncertainty was exacerbated by the lack of a decisive majority following the United Kingdom general election in June 2017 and, following months of negotiation, the repeated rejection by United Kingdom’s Parliament of a withdrawal agreement and related statement on future relations negotiated by representatives of the United Kingdom and the European Union.
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
Based on the number of shares of common stock outstanding as of April 30, 2019, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates will, in the aggregate, hold shares representing approximately 73% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership control may have the effect of delaying, deferring or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. For example, in November 2018, holders of approximately 28.3 million shares of our common stock formerly subject to a lock-up agreement entered into in connection with our IPO became eligible to resell their shares in the open market (subject to volume limitations as to resales by affiliates of the Company pursuant to Rule 144 of the Securities Act). Moreover, holders of an aggregate of approximately 22.9 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, including entities affiliated with Flagship Pioneering, until such shares can otherwise be sold without restriction under Rule 144 of the Securities Act or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
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
We are an “emerging growth company” as that term is used in the JOBS Act, and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering of our common stock, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

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
As of December 31, 2018, we had federal and state net operating loss carryforwards of $98.0 million and $91.2 million, respectively. A portion of the federal net operating losses will begin to expire at various dates through 2037. The state net operating losses will begin to expire at various dates through 2038. As of December 31, 2018, we also had federal research and development tax credit carryforwards of $2.1 million and state research and development tax credit carryforwards of $0.8 million, which begin to expire in 2033. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. The reduction of the corporate tax rate under the Tax Cuts and Jobs Act of 2017 (the "TCJA") may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Furthermore, under the TCJA, although the treatment of NOLs generated before December 31, 2017 has generally not changed, NOLs generated in calendar year 2018 and beyond will not be subject to expiration but will only be able to offset 80% of taxable income. This change may require us to pay federal income taxes even if we have NOL carryforwards that could otherwise offset our taxable income.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds from the Sale of Registered Securities
On May 11, 2018, we completed our IPO and issued and sold 5,312,500 shares of our common stock at a public offering price of $16.00 per share.
The offer and sale of all of the shares in the offering was registered under the Securities Act pursuant to a registration on Form S-1 (Reg. No. 333-224278), as amended, which was declared effective by the Securities and Exchange Commission (the "SEC") on May 8, 2018.
The net proceeds of approximately $75.8 million from our initial public offering have been invested in government backed $1 net asset value money market funds and U.S. treasury securities. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our Prospectus. As of March 31, 2019, we had used $62.2 million of the net proceeds from our IPO.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Evelo Biosciences, Inc.	8-K	001-38473	3.1	5/11/2018
3.2	Amended and Restated Bylaws of Evelo Biosciences, Inc.	8-K	001-38473	3.2	5/11/2018
10.1
Loan and Security Agreement between Pacific Western Bank and Evelo Biosciences, Inc., dated August 15, 2016, as amended on June 14, 2017, August 18, 2017, February 7, 2018, March 14, 2018 and April 18, 2019.
						*
10.2	Terms and Conditions of Employment between Evelo Biosciences (UK) Limited and Duncan McHale, M.B.B.S., Ph.D., effective as of May 1, 2019.	8-K	001-38473	10.1	4/25/2019
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	XBRL Instance Document					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

EVELO BIOSCIENCES, INC.
Date: May 3, 2019	By:	/s/ Balkrishan (Simba) Gill, Ph.D.
Balkrishan (Simba) Gill, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 3, 2019	By:	/s/ Jonathan Poole
Jonathan Poole
Chief Financial Officer
(Principal Financial and Accounting Officer)