Form 10-Q
period 2019-06-30
Evelo Biosciences, Inc.
filed 2019-08-06
CIK 1694665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2019, the registrant had 32,059,427 shares of common stock, $0.001 par value per share, outstanding.

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

Evelo Biosciences, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 2019

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Evelo Biosciences, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except per share and share amounts)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$109,475	$93,101
Short-term investments	3,998	54,818
Prepaid expenses and other current assets	3,825	3,703
Total current assets	117,298	151,622
Property and equipment, net	7,488	6,925
Other assets	1,422	1,320
Total assets	$126,208	$159,867
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,693	$1,519
Accrued expenses	6,914	4,965
Other current liabilities	282	2,751
Total current liabilities	9,889	9,235
Noncurrent liabilities:
Long-term debt, net of current portion	14,856	12,305
Deferred rent, net of current portion	1,123	1,071
Other noncurrent liabilities	252	307
Total liabilities	26,120	22,918
Commitments and contingencies
Stockholder’s equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 32,134,440 and 31,951,540 shares issued and 32,045,706 and 31,825,769 shares outstanding at June 30, 2019 and December 31, 2018, respectively	32	32
Additional paid-in capital	254,676	250,316
Accumulated other comprehensive loss	1	(18)
Accumulated deficit	(154,621)	(113,381)
Total stockholders’ equity	100,088	136,949
Total liabilities and stockholders’ equity	$126,208	$159,867
See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$15,464	$10,172	$31,141	$17,315
General and administrative	5,923	5,056	11,050	8,338
Total operating expenses	21,387	15,228	42,191	25,653
Loss from operations	(21,387)	(15,228)	(42,191)	(25,653)
Other income (expense):
Interest income, net	446	367	951	413
Other expenses	—	(285)	—	(406)
Other income, net	446	82	951	7
Net loss	$(20,941)	$(15,146)	$(41,240)	$(25,646)
Convertible preferred stock dividends	—	(1,520)	—	(3,937)
Net loss attributable to common stockholders	$(20,941)	$(16,666)	$(41,240)	$(29,583)

Net loss per share attributable to common stockholders, basic and diluted	$(0.65)	$(0.85)	$(1.29)	$(2.50)
Weighted-average number of common shares outstanding, basic and diluted	32,041,401	19,626,985	31,983,558	11,818,302

Comprehensive loss:
Net loss	$(20,941)	$(15,146)	$(41,240)	$(25,646)
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax of $0	3	—	19	—
Comprehensive loss	$(20,938)	$(15,146)	$(41,221)	$(25,646)
See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Preferred Stock and Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Six Month Periods Ended June 30, 2019
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance-December 31, 2018	—	$—	31,825,769	$32	$250,316	$(18)	$(113,381)	$136,949
Vesting of restricted common stock	—	—	23,345	—	7	—	—	7
Exercise of stock options and warrants	—	—	181,521	—	257	—	—	257
Stock-based compensation expense	—	—	—	—	1,953	—	—	1,953
Unrealized gain on investments	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	(20,299)	(20,299)
Balance-March 31, 2019	—	$—	32,030,635	$32	$252,533	$(2)	$(133,680)	$118,883
Vesting of restricted common stock	—	—	13,692	—	7	—	—	7
Exercise of stock options	—	—	1,379	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	2,135	—	—	2,135
Unrealized gain on investments	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	(20,941)	(20,941)
Balance-June 30, 2019	—	$—	32,045,706	$32	$254,676	$1	$(154,621)	$100,088

See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock, Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share amounts)

	Six Month Periods Ended June 30, 2018
	Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance-December 31, 2017	65,833,096	$83,702	—	$—	3,880,607	$4	$1,708	$—	$(56,435)	$(54,723)
Issuance of Series B and Series C Preferred Stock, net of issuance costs	25,482,199	82,076	—	—	—	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	31,557	—	11	—	—	11
Exercise of stock options and warrants	—	—	—	—	31,765	—	35	—	—	35
Stock-based compensation expense	—	—	—	—	—	—	652	—	—	652
Net loss	—	—	—	—	—	—	—	—	(10,500)	(10,500)
Balance-March 31, 2018	91,315,295	$165,778	—	$—	3,943,929	$4	$2,406	$—	$(66,935)	$(64,525)
Proceeds from Initial Public Offering, net of underwriting costs and commissions	—	—	—	—	5,312,500	5	75,793	—	—	75,798
Conversion of preferred stock into common stock	(91,315,295)	(165,778)	—	—	22,386,677	22	165,756	—	—	165,778
Reclassification of warrant liability	—	—	—	—	—	—	879	—	—	879
Vesting of restricted common stock	—	—	—	—	31,572	—	11	—	—	11
Exercise of stock options and warrants	—	—	—	—	51,408	1	4	—	—	5
Stock-based compensation expense	—	—	—	—	—	—	2,247	—	—	2,247
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	$(15,146)	$(15,146)
Balance-June 30, 2018	—	$—	—	$—	31,726,086	$32	$247,096	$—	$(82,081)	$165,047

See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(41,240)	$(25,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,088	2,899
Depreciation expense	803	1,252
Change in fair value of warrant and debt derivative liability		406
Net (accretion of discount)/amortization of premium on marketable securities	(161)	—
Non-cash interest expense	51	51
Changes in assets and liabilities:
Prepaid expenses and other current assets	(144)	(1,443)
Accounts payable	1,324	(187)
Accrued expenses and other current liabilities	1,920	3,188
Other liabilities	10	317
Net cash used in operating activities	(33,349)	(19,163)
Investing activities
Proceeds from sales and maturities of investments	51,000	—
Purchases of property and equipment	(1,480)	(2,663)
Net cash provided by/(used in) investing activities	49,520	(2,663)
Financing activities
Proceeds from the issuance of common stock upon completion of initial public offering	—	85,000
Net proceeds from the issuance of convertible preferred stock	—	81,336
Net proceeds from the issuance of long-term debt	—	4,975
Cash payment of deferred financing and offering costs	(56)	(8,678)
Settlement of derivative liability	—	(250)
Proceeds from the exercise of stock options, restricted common stock and warrants	259	99
Net cash provided by financing activities	203	162,482
Net increase in cash, cash equivalents and restricted cash	16,374	140,656
Cash, cash equivalents and restricted cash – beginning of period	94,351	39,746
Cash, cash equivalents and restricted cash – end of period	$110,725	$180,402
Supplemental disclosure of cash flow information
Cash paid for interest	$436	$334
Noncash investing and financing activities
Conversion of convertible preferred stock into common stock upon closing of initial public offering	$—	$165,778
Property and equipment additions in accounts payable and accrued expenses	$211	$1,089
Deferred financing and initial public offering costs in accounts payable and accrued expenses	$46	$508
Conversion of convertible preferred stock warrants into common stock warrants	$—	$819
Issuance of debt derivative liability in connection with long-term debt facility	$—	$150
Issuance of warrants in connection with long-term debt facility	$—	$89
See accompanying notes to the condensed consolidated financial statements.

EVELO BIOSCIENCES, INC.
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
The Company has funded its operations from the issuance of convertible notes, convertible preferred stock, common stock and debt financing. At June 30, 2019, the Company had cash, cash equivalents and short-term investments of $113.5 million and an accumulated deficit of $154.6 million.
The Company has incurred operating losses since inception and expects such losses and negative operating cash flows to continue for the foreseeable future. The transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure. Based on the Company’s current operating plan, the Company believes that its cash, cash equivalents and short-term investments at June 30, 2019 will be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Quarterly Report on Form 10-Q. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and notes thereto. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2019, the results of its operations and stockholders' equity for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

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
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned, controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company's only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale investments. Comprehensive loss totaled $20.9 million and $41.2 million for the three and six months ended June 30, 2019, respectively, and $15.1 million and $25.6 million for the three and six months ended June 30, 2018, and was not significantly different than net loss in any period. For the three and six months ended June 30, 2018 comprehensive loss was equal to net loss.
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents are comprised of highly liquid investments that are readily convertible into cash with original maturities of three months or less. Cash and cash equivalents include cash held in banks and amounts held in money market funds and U.S. treasuries with original maturities of three months or less. Cash equivalents are stated at cost, which approximates market value. The Company’s restricted cash consists of restricted cash in connection with building leases for the Company’s office and laboratory premises. Restricted cash totaled approximately $1.3 million at both June 30, 2019 and December 31, 2018 and is classified within other assets on the accompanying condensed consolidated balance sheet. The following reconciles cash, cash equivalents and restricted cash as of June 30, 2019 and December 31, 2018, as presented on the Company's statements of cash flows, to its related balance sheet accounts (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents:
Cash	$1,214	$1,300
Money market funds	108,261	91,801
Total cash and cash equivalents	109,475	93,101
Restricted cash	1,250	1,250
Cash, cash equivalents and restricted cash	$110,725	$94,351
Investments
The Company accounts for and classifies its investments as either “available-for-sale,” “trading,” or “held-to-maturity,” in accordance with the accounting guidance related to the accounting and classification of certain investments in debt and equity securities. The determination of the appropriate classification is based primarily on management’s intent to sell the investment at the time of purchase. As of June 30, 2019, all of the Company's investments were classified as available‑for‑sale securities.
Available‑for‑sale securities are those securities which the Company views as available for use in current operations, if needed. The Company generally classifies its available‑for‑sale securities as short‑term investments, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available‑for‑sale investments are stated at fair value with their unrealized gains and losses included in accumulated other comprehensive loss within stockholders’ (deficit) equity, until such gains and losses are realized in other income (expense) within the condensed consolidated statements of operations and comprehensive loss or until an unrealized loss is considered other‑than‑temporary.
The Company recognizes other‑than‑temporary impairments of its investments in debt securities when there is a decline in fair value below the amortized cost basis and if (a) it has the intent to sell the security or (b) it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If either of these conditions is met, the Company recognizes the difference between the amortized cost of the security and its fair value at the impairment measurement date in the condensed consolidated statements of operations and comprehensive loss. If neither of these conditions is met, the Company must perform additional analyses to evaluate whether the unrealized loss is associated with the creditworthiness of the issuer of the security rather than other factors, such as interest rates or market factors. If the Company determines from this analysis that it does not expect to receive cash flows sufficient to recover the entire amortized cost of the security, a credit loss exists, the impairment is considered other-than-temporary and is recognized in its condensed consolidated statements of operations and comprehensive loss.
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
Accounting Pronouncements Issued and Not Adopted as of June 30, 2019
In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) (“ASU 2016-2”), which supersedes the guidance in former ASC 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to the historical guidance for operating leases. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018 for most public entities. Early adoption is permitted for all entities. Although its assessment is not complete, the Company currently expects the adoption of this guidance to result in the addition of material balances of leased assets and corresponding lease liabilities to its consolidated balance sheets, primarily relating to leases of office space.
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

3. Investments
As of June 30, 2019 and December 31, 2018, the Company had short-term investments, consisting entirely of U.S. treasury securities, of $4.0 million and $54.8 million, respectively.
The following tables summarize the Company's investments held at June 30, 2019 and December 31, 2018, which are all classified as available-for-sale (in thousands):

Description	Amortized cost	Unrealized Gain	Unrealized Loss	Fair Value
June 30, 2019:
U.S. treasury securities	$3,997	$1	$—	$3,998
Total	$3,997	$1	$—	$3,998

Description	Amortized cost	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2018:
U.S. treasury securities	$54,836	$—	$(18)	$54,818
Total	$54,836	$—	$(18)	$54,818
The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2019 the balance in the Company’s accumulated other comprehensive loss was comprised of activity related to the Company’s available-for-sale investments. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and six months ended June 30, 2019 or 2018, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods.
As of June 30, 2019 and December 31, 2018, the aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months was $4.0 million and $54.8 million, respectively, and none of these securities had remaining maturities of greater than three years. The Company has the intent and ability to hold such securities until recovery. The Company determined that there has been no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of June 30, 2019 or December 31, 2018.
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2019 and December 31, 2018 (in thousands):

Description	June 30, 2019	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds included within cash and cash equivalents	$108,261	$108,261	$—	$—
U.S. treasury securities included within short-term investments	3,998	—	3,998	—
Total	$112,259	$108,261	$3,998	$—

Description	December 31, 2018	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds included within cash and cash equivalents	$91,801	$91,801	$—	$—
U.S. treasury securities included within short-term investments	54,818	—	54,818	—
Total	$146,619	$91,801	$54,818	$—
As of June 30, 2019 and December 31, 2018, the Company's cash equivalents and short-term investments have been initially valued at the transaction price and subsequently valued utilizing a third party pricing service. The Company validates the prices provided by its third-party pricing service by understanding the models used and obtaining market values from other pricing sources.
5. Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Property and equipment:
Lab equipment	$6,786	$5,393
Leasehold improvements	1,944	1,824
Furniture and fixtures	698	525
Computers and software	198	115
Office equipment	9	9
Construction-in-process	608	1,011
Property and equipment	10,243	8,877
Less: accumulated depreciation	(2,755)	(1,952)
Property and equipment, net	$7,488	$6,925
The Company recognized $0.4 million and $0.8 million of depreciation expense for the three and six months ended June 30, 2019, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2018, respectively.
6. Loan and Security Agreements
The Company has a credit facility (the “2016 Credit Facility”) with a bank that allows the Company to borrow up to $15.0 million. Borrowings under the 2016 Credit Facility are secured by a lien on all Company assets, excluding intellectual property.
In February 2018, the Company drew the remaining $5.0 million available under the 2016 Credit Facility. This resulted in an increase to the interest rate to the higher of (i) prime plus 0.25% or (ii) 4.50% per annum. The interest only payment period was extended through to August 15, 2019. Upon the expiration of the interest only period, amounts borrowed will be repaid over 24 equal monthly payments of principal plus interest accrued through August 15, 2021. The Company has the ability to prepay the outstanding balance of the 2016 Credit Facility at its option with a prepayment fee of 2% of principal amount if prepayment was made before August 15, 2018 or 0.5% if the prepayment is made between August 15, 2018 and August 15, 2019.
In conjunction with the February 2018 drawdown, the Company issued a warrant to purchase up to 34,722 shares of the Company’s Series B preferred stock at an exercise price of $1.80 per share. As part of the February 2018 drawdown, the loan and security agreement was amended to include the payment of a $0.3 million success fee to the financial institution in the event of a liquidation event, including an initial public offering. The success fee represented an embedded derivative which the Company bifurcated from the debt arrangement and carried at fair value. In May 2018, the Company completed its IPO and paid the success fee of $0.3 million. In addition, the warrant issued in February 2018 was exercised in May 2018.
The Company has the following minimum aggregate future loan payments at June 30, 2019 (in thousands):

Twelve month period ending June 30,	Amount
2020	$6,978
2021	7,805
2022	1,259
Total minimum payments	$16,042
Less amounts representing interest and discount	(1,186)
Long-term debt	$14,856
The 2016 Credit Facility contains negative covenants restricting the Company’s activities, including limitations on cash deposits, dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or making investments and certain other business transactions. There are no financial covenants associated with the agreement. The obligations under the agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition. The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the long-term portion of the outstanding principal in non-current liabilities.
Interest expense related to the Company's 2016 Credit Facility was approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2019 and 2018, respectively.
On July 19, 2019, the Company repaid the entire loan balance outstanding under the 2016 Credit Facility, plus a prepayment fee of approximately $0.1 million, using the proceeds from a new debt facility discussed in Note 14. As the Company effectively refinanced the outstanding balance of the 2016 Credit Facility, the Company has classified the entire balance of the 2016 Credit Facility as long term on the condensed consolidated balance sheet.
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
On August 6, 2017, the Company and Mayo entered into a license agreement (“2017 Mayo License Agreement”). Under the 2017 Mayo License Agreement, Mayo granted the Company (i) an exclusive, worldwide, sublicensable license under Mayo’s rights to certain intellectual property and microbial strains (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how, in each case, to develop and commercialize certain microbial strains and licensed products incorporating any such strains. As consideration, the Company paid a nonrefundable upfront fee of $0.2 million and annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2017. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe Mayo milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $56.0 million in the aggregate, as well as royalties on net sales of licensed products in low single-digit percentages. As of June 30, 2019, the Company has incurred milestone payments to date totaling approximately $0.2 million under the agreement of which no amounts are currently due.

University of Chicago
On March 10, 2016, the Company and the University of Chicago entered into a patent license agreement (“2016 University of Chicago Agreement”). Under the 2016 University of Chicago Agreement, the University of Chicago granted the Company (i) an exclusive, royalty-bearing and sublicensable license under the Licensed Patents and (ii) a non-exclusive, royalty-bearing, sublicensable license to access the technical information to diligently develop and commercialize Licensed Products. As consideration, the Company paid a nonrefundable upfront fee of less than $0.5 million and will pay annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2016. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe the University of Chicago milestone payments, totaling an aggregate of approximately $60.9 million upon the achievement of certain development, regulatory, and commercial milestones, as well as royalties on net sales of licensed products ranging from low to high single-digit percentages. In addition, the Company also agreed to pay the University of Chicago a share of sublicense revenue. The University of Chicago maintains control of patent prosecution, defense and maintenance on their patent rights. The Company has the first right, but not obligation, to control any post-grant proceedings and to take action in the prosecution or prevention of any infringement by a third party to patent rights. The Company is responsible for reimbursing the University of Chicago, or directly paying, for patent prosecution, defense and/or maintenance costs incurred. This includes any costs associated with defense activities related to one of the patents underlying the 2016 University of Chicago Agreement and to which in April 2019 the United States Patent and Trademark Office instituted a post-grant review based on a petition from a third party. As of June 30, 2019, the Company has incurred milestone payments to date totaling approximately $0.4 million.
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
In June 2018, the Company entered into a sublease arrangement with a third party to lease space subject to an operating lease that is scheduled to expire in 2020. The future minimum rental payments to be received under this agreement total $0.4 million and are equivalent to the minimum payments due from the Company to the landlord.
The Company recorded rent expense of $0.7 million and $1.4 million for the three and six months ended June 30, 2019, respectively. Rent expense for the three and six months ended June 30, 2019 is net of sublease rental income of $0.1 million and $0.3 million, respectively. Rent expense totaled $0.8 million and $1.5 million for the three and six months ended June 30, 2018.
The minimum aggregate future lease commitments, exclusive of any offsetting sublease rental payments, at June 30, 2019, are as follows (in thousands):

Twelve month period ending June 30,	Amount
2020	$3,287
2021	2,929
2022	3,017
2023	3,085
2024	3,201
Thereafter	4,128
$19,647

Collaboration Agreement with Sacco S.r.l.
In July 2019, the Company entered into a Collaboration Agreement with Sacco S.r.l. ("Sacco"), an affiliate of one of the Company’s existing contract manufacturing organizations, pursuant to which and subject to certain exceptions for pre-existing products for pre-existing customers, Sacco will manufacture and supply single strain, non-genetically modified microbes intended for oral delivery or oral use in pharmaceutical products exclusively for the Company for a period of five years. Sacco may terminate the agreement if the provision of manufacturing services has been, or is scheduled to be, inactive for a period of six consecutive months. The Company has agreed to pay Sacco an aggregate of €3.0 million, €0.6 million annually, during the exclusivity period. The Company has not recognized any expense associated with this agreement as of June 30, 2019
Equipment Funding Arrangement
In July 2019, the Company entered into an arrangement with one of its external manufacturing partners providing the Company with priority access to future manufacturing services which will be rendered using certain dedicated equipment. In return for such access, the Company committed to provide funding for the purchase of the dedicated equipment in an aggregate amount of £0.8 million, £0.4 million of which to be paid upfront and, subject to the manufacturer's installation and qualification of the equipment, an additional two installments of £0.2 million will be paid in January and April 2020.
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
In April 2019, the United States Patent and Trademark Office ("USPTO"), granted a third party petition to initiate a post-grant review of a patent issued to the University of Chicago, to which the Company has an exclusive license from the University of Chicago. Although the Company believes that the subject patent is valid, there is a possibility that the USPTO could invalidate the patent or require the University of Chicago to narrow the claims contained in the patent. Under the terms of the license agreement, the Company is responsible for reimbursing the University of Chicago for patent defense costs.
9. Stockholders’ Equity and Convertible Preferred Stock
Common Stock
On April 27, 2018, the Company filed an amendment to its certificate of incorporation with the Secretary of State of the State of Delaware, to effect a 1-for-4.079 reverse stock split of the Company’s common stock. All share and per share data shown in the accompanying condensed consolidated financial statements and related notes have been retroactively revised to reflect the reverse stock split.
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
On June 3, 2019, the Company filed a Registration Statement on Form S-3 (File No. 333-231911) (the “Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million for a period up to three years from the date of the filing. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $50.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf. As of June 30, 2019, no securities have been issued pursuant to the sales agreement.
Convertible Preferred Stock
Upon closing of the IPO in May 2018, all 91,315,295 outstanding shares of the Series A, Series A-1, Series A-2, Series A-3, Series B and Series C Preferred Stock (collectively, the "Preferred Stock") automatically converted into 22,386,677 shares of the Company’s common stock at the applicable conversion ratio of 1-for-4.079. Prior to conversion, all shares of Preferred Stock accrued a cumulative dividend of 8% per annum. Dividends for the applicable periods are included in net loss attributable to common shareholders on the condensed consolidated statement of operations through the conversion date. All accrued dividends earned on Preferred Stock were forfeited as of the conversion.
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
The exercise price of stock options granted under the 2018 Plan is equal to not less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the board of directors and are subject to the provisions of the 2018 Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options provide for accelerated vesting in the event of a change in control. Awards granted to non-employee consultants generally vest monthly over a period of one to four years. Stock options granted under the 2018 Plan expire no more than 10 years from the date of grant. As of June 30, 2019, equity-based incentive awards for the purchase of up to 1,906,571 shares of the Company’s common stock have been issued under the 2018 Plan, of which 5,000 have been canceled and none have been exercised. As of June 30, 2019, 987,548 shares of common stock are available for future grant under the 2018 Plan, which includes 271,396 shares subject to awards that were originally granted, and have, since the effective date of the 2018 Plan, been canceled or repurchased under the 2015 Plan.
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
Under the 2015 Plan, the Company was authorized to grant equity awards up to an aggregate of 5,417,044 shares of common stock. As of June 30, 2019, an aggregate of 5,758,518 options and other equity awards had been granted under the 2015 Plan, of which 1,087,450 have been exercised and 707,405 have been canceled and 18,468 have been repurchased as of June 30, 2019. A total of 113,006 shares previously reserved under the 2015 Plan that had not been exercised or were otherwise subject to outstanding exercise awards were no longer authorized as of May 8, 2018.
Stock-Based Compensation Expense
Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
General and administrative	$1,162	$1,486	$2,224	$1,896
Research and development	973	761	1,864	1,003
Total stock-based compensation expense	$2,135	$2,247	$4,088	$2,899
Stock Options
A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2018	4,917,811	$5.64
Granted	1,202,595	12.11
Exercised	(182,900)	1.42
Canceled	(72,259)	5.62
Options outstanding at June 30, 2019	5,865,247	$7.10
Exercisable as of June 30, 2019	1,987,901	$3.71
The weighted-average fair value of options granted during the six months ended June 30, 2019 and 2018 was $8.19 and $8.15, respectively.
On January 30, 2018, the Company issued 250,000 shares of Series B Preferred Stock to a non-employee consultant as part of the consideration for services performed and completed in 2017. The Company has recognized $0.7 million as general and administrative expense in the condensed consolidated statement of operations and comprehensive loss, of which $0.1 million was recorded in the six months ended June 30, 2018.
As of June 30, 2019, total unrecognized stock-based compensation expense relating to unvested stock options was $24.1 million. This amount is subject to change as the unvested portion of the stock options granted to non-employees is subject to re-measurement over the vesting period. This amount is expected to be recognized over a weighted average period of 3.03 years.

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
There were no significant income tax provisions or benefits for the three or six months ended June 30, 2019.  Due to losses incurred since inception and the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.
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
The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Six Months Ended June 30,
	2019	2018
Unvested common stock from early exercise of options	88,744	194,751
Stock options to purchase common stock	5,865,247	4,876,190
Total	5,953,991	5,070,941
13. Related Party Transactions
The Company receives clinical advisory services from Weatherden Ltd. (“Weatherden”) under agreements that were entered into during 2017 and 2018. Duncan McHale, the Company’s Chief Medical Officer, is a part owner of Weatherden. During the six months ended June 30, 2019 and 2018, the Company paid Weatherden $0.5 million and $0.2 million, respectively. As of June 30, 2019 and 2018, the amounts due to Weatherden under the supply of service agreement were $0.2 million and $0.2 million, respectively.
In June 2018, the Company entered into a subleasing arrangement with Ring Therapeutics (formerly VL46), an affiliate of one of its stockholders, Flagship Venture Funds. Under the terms of the sublease, the Company will invoice Ring Therapeutics for an aggregate $0.9 million in rent payments which are due during the period from July 1, 2018 through May 31, 2020 plus any related taxes and lease operating costs. As of June 30, 2019, $0.4 million related to this sublease agreement has been recorded as an offset to rent expense within the consolidated statements of operations and comprehensive loss.

14. Subsequent Event
2019 Credit Facility
On July 19, 2019, the Company entered into a loan and security agreement (as amended, the “Loan Agreement”) with K2 HealthVentures LLC ("K2HV") pursuant to which the K2HV agreed to make term loans in an aggregate principal amount of up to $45.0 million available to the Company in three tranches. The initial tranche of $20.0 million was funded upon closing on July 19, 2019. The second tranche of $10.0 million is available to be funded at the Company's election between December 1, 2019 and June 1, 2020, subject to certain customary conditions. The third tranche of $15.0 million is available to be funded at the Company's election on or before January 15, 2021, subject to certain customary conditions and the achievement of certain clinical development milestones. Borrowings under the Loan Agreement are collateralized by substantially all of the Company's personal property, excluding intellectual property, and the Company pledged its equity interests in its subsidiaries, subject to certain limitations with respect to its foreign subsidiaries.

Interest on the outstanding loan balance will accrue at a variable annual rate equal to the greater of (i) 8.65% and (ii) the prime rate plus 3.15%. The Company is required to make interest-only payments on the loans on a monthly basis through February 28, 2022. If the Company elects to draw the third tranche, the interest-only period is extended through August 31, 2022. Subsequent to the interest only periods, the Company is required to make equal monthly payments of principal plus interest until the loans mature on August 1, 2024. Upon final payment or prepayment of the loans, the Company must pay a final payment equal to 4.3% of the loans borrowed. The Company incurred fees associated with establishing the facility of $0.4 million. Company has an option to prepay the loans in whole, subject to a prepayment fee of 2% of the amount prepaid or, if the prepayment occurs after the 18-month anniversary of the funding date of the loans, 1% of the amount prepaid.

The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and occurrence of a material adverse effect. Upon the occurrence and continuation of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the administrative agent, collateral agent, and lenders may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the Loan Agreement and under applicable law.
The Company used the proceeds from the initial $20.0 million tranche to prepay all amounts outstanding under the 2016 Credit Facility on July 19, 2019.
Contemporaneous with the closing of the first tranche of funding described above, the Company's $15.0 million loan balance outstanding under an existing credit facility was repaid in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report"), including the audited consolidated financial statements and notes thereto contained in our 2018 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described, in or implied, by these forward-looking statements. In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “Evelo,” “Evelo Biosciences,” the “Company,” “we,” “us,” “our” and similar references refer to Evelo Biosciences, Inc. and its consolidated subsidiaries.
Overview
Evelo Biosciences is discovering and developing oral biologics that act on cells in the small intestine with systemic therapeutic effects. These cells in the small intestine play a central role in governing the immune, metabolic and neurological systems. Our first product candidates are monoclonal microbials, single strains of microbes selected for defined pharmacological properties. They have been observed in preclinical models to have systemic dose-dependent effects, modulating multiple clinically-validated pathways. Our product candidates have the potential to be effective, safe and affordable medicines to improve the lives of people with chronic diseases and cancer.

We currently have three product candidates in clinical trials, EDP1066 and EDP1815 for the treatment of inflammatory diseases and EDP1503 for the treatment of cancer. We also are advancing additional oral biologics through preclinical development in other disease areas.
We have recently discovered new oral formulations of our monoclonal microbials which we believe can significantly enhance the pharmacological potency of our product candidates. One such formulation increased the potency by up to 30-fold in preclinical in vivo models. This formulation enhances the probability of translating preclinical effects into patients and we believe it can be commercialized cost effectively. We plan to introduce this formulation into ongoing and new clinical trials beginning in the second half of 2019 across multiple monoclonal microbials.
Recent Clinical Developments
EDP1815
EDP1815 is a monoclonal microbial candidate for inflammatory diseases. In November 2018 we initiated our ongoing Phase 1b placebo-controlled dose-escalating safety and tolerability study of EDP1815 in approximately 24 healthy volunteers and up to 108 patients with mild to moderate psoriasis or atopic dermatitis. The primary endpoint of this trial is safety and tolerability. Prospectively defined secondary and exploratory endpoints include clinical measures of disease, cellular histological biomarkers and blood immune cell biomarkers taken from biopsies and blood samples, respectively, at the start and end of the 28-day dosing period.

In August 2019, we reported positive EDP1815 interim data from this Phase 1b trial from an initial 12-patient cohort of mild to moderate psoriasis patients. EDP1815 was well tolerated with no overall difference reported from placebo. Patients dosed once per day for 28 days with 550mg ("1x dose") of the enteric capsule formulation of EDP1815 showed a statistically significant (p>0.05) reduction in mean lesion severity score ("LSS") at 28 days of 2 points, compared to a mean increase of 0.25 points in patients who received placebo. LSS reductions over the dosing period of patients dosed with EDP1815 ranged from 0-67 percent. LSS, a secondary endpoint, is a component of the Psoriasis Area and Severity Index (PASI) score and measures redness, thickness, and scaling of an individual psoriatic lesion across the dosing period and is a sensitive clinical measure for patients with mild to moderate disease. Analysis of the basal epithelium mitotic count, a secondary endpoint and cellular driver of psoriasis pathology, showed a mean reduction over the dosing period of 2.25 cells/mm2 in patients who received EDP1815 compared to no change in patients receiving placebo. Lower basal epithelium mitotic counts indicate a reduction of psoriasis pathology. In an analysis of the change over the dosing period of blood immune cell cytokine production following stimulation with lipopolysaccharide, an exploratory endpoint, the EDP1815 dosed patient group showed a reduction in cytokine production indicative of a systemic anti-inflammatory response, compared to no reduction in the placebo group.

Enrollment is underway in this ongoing Phase 1b clinical trial of an additional cohort of mild to moderate psoriasis patients to be dosed at a 2.76g ("5x dose") of the enteric capsule formulation. Data from this cohort are expected in the fourth quarter of 2019. One further cohort of psoriasis patients and one cohort of atopic dermatitis patients are planned to be dosed with a new formulation of EDP 1815.

Based on these data, we plan to advance EDP1815 into Phase 2 in early 2020. This placebo-controlled dose and formulation optimization trial will investigate daily dosing of EDP1815 in mild to moderate psoriasis patients over 24 weeks. The primary endpoint of the trial will be the change in PASI score over 24 weeks with a formal interim analysis at 12 weeks. Multiple doses and formulations of EDP1815 will be investigated. Part A of the trial is designed to select the optimal formulation and will test the enteric capsule formulation and the new formulation of EDP1815 versus placebo in approximately 180 patients. We expect to report interim data from Part A of the study and select the optimal formulation for Part B of the study in late 2020. Part B of the study will test multiple doses of the optimal formulation against placebo for 24 weeks in approximately 250 patients.

We expect to advance EDP1815 into further inflammatory disease indications after this Phase 2 interim data analysis. Potential indications include psoriatic arthritis, axial spondylarthritis, rheumatoid arthritis atopic dermatitis and asthma.
EDP1066
EDP1066 is a monoclonal microbial candidate for inflammatory diseases. In April 2018 we initiated our ongoing Phase 1b placebo-controlled dose-escalating safety and tolerability study of EDP1066 in approximately 36 healthy volunteers and up to 96 patients with mild to moderate psoriasis or atopic dermatitis. The primary endpoint of this trial is safety and tolerability. Prospectively defined secondary and exploratory endpoints include clinical measures of disease, cellular histological biomarkers and blood immune cell biomarkers taken from biopsies and blood samples, respectively, at the start and end of the 28-day dosing period.
In August 2019, we reported interim clinical data from two cohorts of mild to moderate psoriasis patients from this Phase 1b trial. EDP1066 was well tolerated with no overall difference reported from placebo. In an analysis of the change over the dosing period of blood immune cell cytokine production following stimulation by lipopolysaccharide, an exploratory endpoint, patients who received a 3.3g ("5x dose") of EDP1066 showed a reduction in cytokine production consistent with a pharmacodynamic effect. No reduction was observed in patients receiving a 660mg ("1x dose") of EDP1066 or placebo. No effects were observed in the secondary endpoints of clinical measures of disease or cellular histological biomarkers at either the 660mg or 3.3g dose of EDP1066.
Based on this data and the EDP1815 psoriasis data reported in August 2019, we are focusing the ongoing EDP1066 Phase 1b trial on the enrollment of a cohort of mild to moderate atopic dermatitis patients to be dosed with a new formulation which demonstrated significantly higher potency preclinically. We expect to report data from this cohort in the first quarter of 2020. There will be no further development of EDP1066 in psoriasis.

EDP1503
EDP1503 is a monoclonal microbial candidate for oncology. In December 2018, we initiated our ongoing Phase 1/2 open-label study of EDP1503 in combination with KEYTRUDA (pembrolizumab), Merck's anti-PD-1 therapy, in three groups of patients: microsatellite stable colorectal cancer; triple-negative breast cancer; and patients across multiple tumor types who have relapsed on prior PD-1/L1 inhibitor treatment. We estimate that we will enroll up to 120 subjects in this study which will assess the safety and tolerability, immune response markers and overall response rates achieved with EDP1503 in combination with KEYTRUDA. We expect initial clinical data from this study in the first half of 2020.
In January 2019, the University of Chicago initiated a Phase 2a investigator-sponsored clinical study of EDP1503 in combination with KEYTRUDA in melanoma patients. The University of Chicago will enroll up to 70 PD-1-naïve and PD-1-relapsed melanoma patients in this study which is assessing the safety, tolerability and overall response rates achieved with EDP1503 in combination with KEYTRUDA. Additionally, the University of Chicago will evaluate immune response markers from biopsies taken during the study. As of August 2019, we will no longer issue guidance related to this investigator-sponsored trial.
In addition to these ongoing clinical trials, we expect to initiate future additional clinical trials related to these product candidates and potential new product candidates. For instance, we expect to continue to conduct immuno-pharmacology clinical trials in healthy volunteers with EDP1066 and EDP1815.

Recent Collaboration Activities
On July 9, 2019, we entered into a collaboration agreement (the "Collaboration Agreement") with Sacco S.r.l. ("Sacco"), an affiliate of one of our existing contract manufacturing partners. Pursuant to the Collaboration Agreement, Sacco will manufacture and supply single strain, non-genetically modified microbes intended for oral delivery or oral use in pharmaceutical products exclusively for us for a period of five years. Sacco may terminate the agreement if the provision of manufacturing services has been, or is scheduled to be, inactive for a period of six consecutive months. We have agreed to pay Sacco an aggregate of €3.0 million, €0.6 million annually, during the exclusivity period.
Recent Financing Activities
On July 19, 2019 we entered into a Loan and Security Agreement (as amended, the "Loan Agreement") with K2 HealthVentures LLC ("K2HV") providing for up to $45 million in potential debt financing, the proceeds of which intended to be used to prepay our entire existing outstanding loan balance, the advancement of our research and development activities related to our pipeline of oral biologics and for general corporate purposes. Under terms of the Loan Agreement, the aggregate principal amount of $45 million is available in three tranches of term loans of $20 million, $10 million, and $15 million, respectively. At closing on July 19, 2019, we borrowed $20 million, representing the first tranche under the new facility. The second tranche will be available to us between December 1, 2019 and June 1, 2020. The third tranche will be available to us through January 15, 2021, subject to the achievement of certain clinical development milestones. Interest on the outstanding loan balance will accrue at a variable rate equal to the greater of (i) 8.65% and (ii) the prime rate as published in the Wall Street Journal, plus 3.15%. We are required to make monthly interest-only payments through February 2022. If we elect to draw the third tranche, the interest-only period is extended through August 2022. Subsequent to the interest-only period, we are required to make equal monthly principal payments plus any accrued interest until the loans mature in August 2024. Upon final payment or prepayment of the loans, we are required to pay a final payment equal to 4.3% of the loans borrowed.

Contemporaneous with the closing of the first tranche of funding described above, our $15.0 million loan balance outstanding under an existing credit facility, was repaid in full. In accordance with the agreement underlying the prior debt facility, we paid an additional 0.5% prepayment fee as additional expense.
Since our incorporation in 2014, we have devoted substantially all of our resources to developing our clinical and preclinical candidates, building our intellectual property portfolio and process development and manufacturing function, business planning, raising capital and providing general and administrative support for these operations. On May 11, 2018, we completed our initial public offering (the "IPO") of 5,312,500 shares of our common stock at a public offering price of $16.00 per share. The net proceeds from the IPO were approximately $75.8 million. Prior to our IPO, we financed our operations primarily with proceeds from sales of convertible preferred stock to our equity investors and borrowings under a loan and security agreement, as amended, with a financial institution. Through June 30, 2019, we had received aggregate gross proceeds of $257.6 million from sales of common stock, convertible preferred stock and borrowings under our previous loan and security agreement with Pacific Western Bank.
We are a development stage company and have not generated any revenue. All of our product candidates are in early clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses and we continue to incur significant research and development and other expenses related to our operations. For the six months ended June 30, 2019, our net loss was $20.9 million. As of June 30, 2019, we had an accumulated deficit of $154.6 million. We do not expect to generate revenue from sales of any products for the foreseeable future, if at all.
We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we:

•	continue the ongoing proof of concept trials for EDP1066, EDP1815 and EDP1503;

•	potentially initiate additional clinical trials for EDP1066, EDP1815 and EDP1503;

•	initiate or advance the clinical development of additional product candidates;

•	conduct research and continue preclinical development of potential product candidates;

•	make strategic investments in manufacturing capabilities, including potentially planning and building our own manufacturing facility;

•	maintain our current intellectual property portfolio and opportunistically acquire complementary intellectual property;

•	increase employees and employee-related expenses including salaries, benefits, travel and stock-based compensation expense; and

•	seek to obtain regulatory approvals for our product candidates.
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
As of June 30, 2019, our principal source of liquidity is cash, cash equivalents and short-term investments, which totaled approximately $113.5 million. We expect that our existing cash, cash equivalents and investments will enable us to fund our planned operating expenses and capital expenditure requirements into the fourth quarter of 2020. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.”
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

•
manufacturing process-development costs as well as technology transfer and other expenses incurred with CMOs that manufacture drug substance and drug product for use in our preclinical activities and any current or future clinical trials;

•	salaries, benefits and other related costs, including stock-based compensation expense, for personnel in our research and development functions;

•	expenses to acquire technologies to be used in research and development;

•	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;

•	the cost of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;

•	costs related to compliance with regulatory requirements; and

•	facility-related expenses, which include depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.
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
Our primary focus of research and development since inception has been building a platform to enable us to develop medicines based on an understanding that cells in the small intestine play a central role in governing the immune, metabolic and neurological systems and to show potential clinical utility. Our platform and program expenses consist principally of costs, such as preclinical research, clinical and preclinical manufacturing activity costs, clinical development costs, licensing expense as well as an allocation of certain indirect costs, facility costs and depreciation expense. We do not allocate personnel costs, which primarily include salaries, discretionary bonus and stock-based compensation costs, as such costs are separately classified as research and development personnel costs.
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we continue to implement our business strategy, continue our ongoing clinical trials for our product candidates, including EDP1066, EDP1815 and EDP1503, initiate additional clinical trials, continue to discover and develop additional product candidates, seek regulatory approvals for any products that successfully complete clinical trials, build manufacturing capabilities, hire additional research and development personnel, and expand into additional therapeutic areas.
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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate and business development, and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; administrative travel expenses; and facility-related expenses, which include depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.
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
Interest Income (Expense), Net
Interest income (expense), net primarily consists of interest earned on our cash, cash equivalents and short-term investments balances offset by interest expense incurred on our debt. During each of the three and six month periods ended June 30, 2019 and 2018, interest income (expense), net consisted primarily of interest earned on institutional money market instruments and U.S. treasury securities offset by interest at the stated rate on borrowings under our previous loan and security agreement with Pacific Western Bank, amortization of deferred financing costs and interest expense related to the accretion of debt discount associated with our previous loan and security agreement with Pacific Western Bank.
Other Expenses
Other expenses primarily consist of non-cash changes in the fair value of warrants issued in connection with our previous loan and security agreement with Pacific Western Bank, all of which were settled in 2018.

Income Taxes
Since our inception in 2014, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.
Results of Operations
Comparison of the Three Months Ended June 30, 2019 and 2018
The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Operating expenses:
Research and development	$15,464	$10,172	$5,292
General and administrative	5,923	5,056	867
Total operating expenses	21,387	15,228	6,159
Loss from operations	(21,387)	(15,228)	(6,159)
Other (expense) income:
Interest income, net	446	367	79
Other expense	—	(285)	285
Other income, net	446	82	364
Net loss	$(20,941)	$(15,146)	$(5,795)
Research and Development Expenses (in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Platform expenses	$2,341	$1,720	$621
Inflammation programs	6,098	4,192	1,906
Oncology programs	2,495	1,164	1,331
Research and development personnel costs (including stock-based compensation)	4,530	3,096	1,434
Total research and development expenses	$15,464	$10,172	$5,292
Research and development expenses were $15.5 million for the three months ended June 30, 2019, compared to $10.2 million for the three months ended June 30, 2018. The increase of $5.3 million was due primarily to increases of $1.9 million in costs for our inflammation programs, driven primarily by clinical trial expenses, an increase of $1.3 million for our oncology programs, also related to increased costs associated with clinical development activities, as well as an increase of $0.6 million in platform expenses in line with our strategy to maximize the potential of our platform. Personnel costs increased $1.4 million due primarily to increases in research and development headcount and compensation, including an increase of $0.2 million in stock-based compensation expense. We expect that our research and development expenses will continue to increase in the foreseeable future as we continue our clinical trials for our product candidates, initiate new clinical trials, continue discovery and development efforts for additional product candidates, hire additional research and development personnel and seek to increase manufacturing capabilities and possibly expand into additional therapeutic areas.

General and Administrative Expenses (in thousands):

	Three Months Ended June 30,
	2019	2018	Change
General and administrative personnel costs (including stock-based compensation)	$3,163	$2,679	$484
Professional fees	1,651	1,256	395
Facility costs, office expense and other	1,109	1,121	(12)
Total general and administrative expenses	$5,923	$5,056	$867
General and administrative expenses were $5.9 million for the three months ended June 30, 2019, compared to $5.1 million for the three months ended June 30, 2018. The increase of $0.9 million primarily reflects costs required to support our growing organization and public company status. Professional fees increased $0.4 million, reflecting primarily increases in legal and patent costs as well as increases in other professional and consulting fees. Personnel costs increased by $0.5 million, due primarily to increases in general and administrative headcount and compensation. The increase in personnel costs was partially offset by a decrease of $0.3 million in stock-based compensation expense versus the prior year period due to one-time charges being recorded in the prior period related to our IPO. We expect general and administrative expenses to continue to increase due to higher personnel and related costs, professional fees, and consulting expenses in support of the continued growth of the Company.
Other Income (Expense), Net
Other income (expense), net for the three months ended June 30, 2019 was income of $0.4 million compared to income of $0.1 million for the three months ended June 30, 2018. The increase was primarily driven by the prior period including expense associated with the change in fair value of our warrant liabilities which were settled in the prior year period, offset by a $0.1 million increase in current period interest income caused by higher net interest rates earned during the current period.
Net Loss
Net loss for the three months ended June 30, 2019 was $20.9 million, compared to $15.1 million for the three months ended June 30, 2018.
Comparison of the Six Months Ended June 30, 2019 and 2018
The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Operating expenses:
Research and development	$31,141	$17,315	$13,826
General and administrative	11,050	8,338	2,712
Total operating expenses	42,191	25,653	16,538
Loss from operations	(42,191)	(25,653)	(16,538)
Other (expense) income:
Interest income (expense), net	951	413	538
Other expense	—	(406)	406
Other income (expense), net	951	7	944
Net loss	$(41,240)	$(25,646)	$(15,594)

Research and Development Expenses (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Platform expenses	$5,046	$3,831	$1,215
Inflammation programs	12,152	6,062	6,090
Oncology programs	5,026	1,929	3,097
Other program expenses	—	43	(43)
Research and development personnel costs (including stock-based compensation)	8,917	5,450	3,467
Total research and development expenses	$31,141	$17,315	$13,826
Research and development expenses were $31.1 million for the six months ended June 30, 2019, compared to $17.3 million for the six months ended June 30, 2018. The increase of $13.8 million was due primarily to increases of $6.1 million in costs for our inflammation programs, driven primarily by clinical trial expenses and external manufacturing costs, an increase of $3.1 million for our oncology programs, related primarily to increased costs associated with clinical development activities, as well as an increase of $1.2 million in platform expenses in line with our strategy to maximize the potential of our platform. Personnel costs increased $3.5 million due primarily to increases in research and development headcount and compensation, including an increase of $0.9 million in stock-based compensation expense.
General and Administrative Expenses (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
General and administrative personnel costs (including stock-based compensation)	$5,933	$4,102	$1,831
Professional fees	2,842	2,355	487
Facility costs, office expense and other	2,275	1,881	394
Total general and administrative expenses	$11,050	$8,338	$2,712
General and administrative expenses were $11.1 million for the six months ended June 30, 2019, compared to $8.3 million for the six months ended June 30, 2018. The increase of $2.7 million primarily reflects costs required to support our growing organization and public company status. Personnel costs increased by $1.8 million, due primarily to increases in general and administrative headcount and compensation, including an increase of $0.3 million in stock-based compensation expense. Professional fees increased $0.5 million, reflecting increases in legal, patent and other professional consulting fees. Facility, office and other costs increased $0.4 million, primarily due to increased costs to support corporate operational activities including the expansion of our leased space to support the growth of the Company.
Other Income (Expense), Net
Other income (expense), net for the six months ended June 30, 2019 was income of $1.0 million, compared to none for the six months ended June 30, 2018. This change was primarily driven by an increase in net interest income of approximately $0.5 million, due primarily to larger average cash, cash equivalents and short-term investments balances held during the current period.
Net Loss
Net loss for the six months ended June 30, 2019 was $41.2 million, compared to $25.6 million for the six months ended June 30, 2018.

Liquidity and Capital Resources
We have incurred losses and generated negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $20.9 million and $15.1 million for the three months ended June 30, 2019 and June 30, 2018, respectively. To date, we have financed our operations primarily with proceeds from the initial public offering of our common stock, sales of our convertible preferred stock to our equity investors and borrowings under our debt facilities. From our inception, we have received gross proceeds of $262.6 million from such transactions, including a net $20.0 million borrowed under our debt facilities. As of June 30, 2019, we had cash, cash equivalents and short-term investments of $113.5 million and an accumulated deficit of $154.6 million.
On June 3, 2019, we entered into a sales agreement with Cowen and Company, LLC, as sales agent, pursuant to which we may, from time to time, issue and sell up to an aggregate of $50.0 million of our common stock in “at-the-market” offerings. As of June 30, 2019, no securities had been issued pursuant to the sales agreement.
On May 11, 2018, we completed our IPO of 5,312,500 shares of common stock at a public offering price of $16.00 per share. The gross proceeds from the IPO were $85.0 million and the net proceeds were approximately $75.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.
On July 19, 2019 we entered into the "Loan Agreement" with K2HV providing for up to $45 million of current and future potential debt financing. Under terms of the Loan Agreement, the aggregate principal amount is available in three tranches of term loans of $20 million, $10 million, and $15 million, respectively. At closing on July 19, 2019, we withdrew initial proceeds of $20 million representing the first tranche under the new facility. The second tranche will be available to us between December 1, 2019 and June 1, 2020. The third tranche will be available to us through January 15, 2021, subject to the achievement of certain clinical development milestones.
Interest on the outstanding loan balance will accrue at a variable rate equal to the greater of (i) 8.65% and (ii) the prime rate as published in the Wall Street Journal, plus 3.15%. We are required to make monthly interest-only payments through February 2022. If we elect to draw the third tranche, the interest-only period is extended through August 2022. Subsequent to the interest-only period, we are required to make equal monthly principal payments plus any accrued interest until the loans mature in August 2024. Upon final payment or prepayment of the loans, we are required to pay a final payment equal to 4.3% of the loans borrowed. We have an option to prepay the loans in whole, subject to a prepayment fee of 2% of the amount prepaid or, if the prepayment occurs after the 18-month anniversary of the funding date of the loans, 1% of the amount prepaid.

Contemporaneous with the closing of the first tranche of funding described above, we repaid the entire $15.0 million loan balance outstanding under an existing Loan and Security Agreement with a separate financial institution. In accordance with the agreement underlying the prior debt facility, we paid an additional 0.5% prepayment fee as additional expense.
We expect that our existing cash, cash equivalents and investments will enable us to fund our planned operating expenses and capital expenditure requirements into the fourth quarter of 2020.
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

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash used in operating activities	$(33,349)	$(19,163)
Cash provided by/(used in) investing activities	49,520	(2,663)
Cash provided by financing activities	203	162,482
Net increase in cash, cash equivalents and restricted cash	$16,374	$140,656
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2019 was $33.3 million driven primarily by our net loss of $41.2 million partially offset by non-cash charges including stock-based compensation expense of $4.1 million and depreciation expense of $0.8 million and changes in components of working capital.
Net cash used in operating activities for the six months ended June 30, 2018 was $19.2 million driven primarily by our net loss of $25.6 million. This was partially offset by a net change in working capital of $1.9 million and non-cash charges including stock-based compensation expense of $2.9 million, depreciation expense of $1.3 million, and a change in fair value of warrant liability and debt derivative of $0.4 million.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2019 was $49.5 million, primarily consisted of the maturity of investments totaling $51.0 million. This was partially offset by the purchase of capital equipment which totaled $1.5 million during the period.
Net cash used in investing activities for the six months ended June 30, 2018 was $2.7 million for the purchase of capital equipment during the period.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2019 was $0.2 million, primarily consisting of proceeds from the exercise of common stock options.
Net cash provided by financing activities for the six months ended June 30, 2018 was $162.5 million, primarily consisting of the net proceeds of $76.3 million from our IPO, net proceeds of $81.3 million from the issuance of our Series C Preferred Stock as well as net proceeds of approximately $5.0 million from the issuance of long-term debt.
Contractual Obligations and Commitments
On July 19, 2019 we entered into the Loan Agreement with K2HV providing for up to $45.0 million of current and future potential debt financing in three tranches. At closing, we drew $20.0 million of proceeds which were available under the first tranche of this debt facility and contemporaneously repaid our entire $15.0 million outstanding loan with a separate financial institution, including a 0.5% prepayment fee. Under the Loan Agreement, a second tranche of $10.0 million will be available to us between December 1, 2019 and June 1, 2020, subject to certain customary conditions, and a third tranche of $15.0 million will be available to us through January 15, 2021, subject to the achievement of certain clinical development milestones. Interest on the outstanding loan balance will accrue at a variable rate equal to the greater of (i) 8.65% and (ii) the prime rate as published in the Wall Street Journal, plus 3.15%. We are required to make monthly interest-only payments through February 2022 or, if the third tranche is drawn, August 2022. Subsequent to the interest-only period, principal payments will commence in March 2022 or September 2022, as applicable, with equal payments plus accrued interest being made by us in consecutive monthly installments until the loans mature in August 2024. Upon final payment or prepayment of the loans, we are required to make a final payment equal to 4.3% of the loans borrowed. At our option, we may prepay the loans in whole, subject to a prepayment fee of 2% of the amount prepaid or, if the prepayment occurs after the 18-month anniversary of the funding date of the loans, 1% of the amount prepaid. Based on the above and using our initial interest rate of 8.65%, minimum contractual interest and principal payments due under our new debt facility from December 31, 2018 will total approximately: $0.6 million within 1 year; $3.5 million between 1 to 3 years; $17.1 million between 4-5 years; and $6.4 million thereafter.
In July 2019, we entered into the Collaboration Agreement with a CMO. Pursuant to the agreement, the CMO has agreed that subject to certain exceptions, it will exclusively provide specified manufacturing services for us over a period of five years. We have committed to pay the CMO an aggregate of €3.0 million, €0.6 million annually, during the exclusivity period.
Also in July 2019, we entered into an arrangement with one of our external manufacturing partners to fund the purchase of certain dedicated equipment that will be used in manufacturing for an aggregate amount of £0.8 million, £0.4 million to be paid upfront and, subject to the manufacturer's installation and qualification of the equipment, the additional two equal installments of £0.2 million will be paid in January and April 2020.
Other than as described immediately above, there have been no material changes to our contractual obligations and commitments included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements please refer to Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Fluctuation Risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2019, our cash, cash equivalents and short-term investments consisted of cash, money market accounts and U.S. treasury securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.
In July 2019, we received proceeds of $20.0 million under a new debt facility with a lender. This term loan bears interest at a variable annual rate equal to the greater of (i) 8.65% and (ii) the prime rate plus 3.15%, thereby exposing us to interest rate risk. Based upon the prime rate at June 30, 2019 of 5.50% and considering the $20.0 million of borrowings described above, an immediate 10% change in the prime rate would increase our interest to be paid by less than $0.2 million annually and therefore would not have a material impact on our debt-related obligations, financial position or results of operations.
Foreign Currency Fluctuation Risk
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe.
Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation Fluctuation Risk
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2019 and 2018.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2019.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For example, in April 2019, the United States Patent and Trademark Office ("USPTO") granted Genome & Co.'s petition to initiate a post-grant review of a patent issued to the University of Chicago, to which we have an exclusive license from the University of Chicago. Although we believe that the subject patent is valid, there is a possibility that the USPTO could invalidate the patent or require the University of Chicago to narrow the claims contained in the patent. Under the terms of our license agreement we are responsible for reimbursing the University of Chicago for patent defense costs.
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
Since inception, we have incurred significant operating losses. Our net loss was $20.9 million and $41.2 million for the three and six months ended June 30, 2019, respectively, and $56.9 million, $28.0 million and $13.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of June 30, 2019, we had an accumulated deficit of $154.6 million. Through June 30, 2019, we have financed our operations through private placements of our preferred stock, borrowings under our previous loan and security agreement with Pacific Western Bank and proceeds from our initial public offering which was completed in May 2018. We have devoted substantially all of our financial resources and efforts to developing our monoclonal microbial platform, identifying potential product candidates and conducting preclinical studies. We are in the early stages of developing our product candidates, and we have not completed the development of any monoclonal microbial therapies or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

•
add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our operations as a public company.

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
We expect that our cash, cash equivalents and investments as of June 30, 2019 will enable us to fund our planned operating expenses and capital expenditure requirements into the fourth quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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
The terms of our loan and security agreements place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
We have a $45.0 million term loan credit facility with K2 HealthVentures LLC and other parties ("K2HV"), (as amended, the "Loan Agreement") that is secured by a lien covering substantially all of our personal property, excluding intellectual property. Contemporaneous with the closing of the first tranche of funding under the Loan Agreement, we repaid the entire $15.0 million loan balance outstanding under our prior loan and security agreement with Pacific Western Bank. As of July 31, 2019, the outstanding principal balance under the credit facility is $20.0 million resulting from the closing of the first tranche of funding which occurred on July 19, 2019. The Loan Agreement contains customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries.
If we default under the Loan Agreement, K2HV may accelerate all of our repayment obligations and exercise all of their rights and remedies under the Loan Agreement and applicable law, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. K2HV could declare a default upon the occurrence of any event, among others, that they interpret as a material adverse effect or a change of control as delineated under the Loan Agreement, payment defaults, or breaches of covenants thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

Our product candidates are intended to act on cells in the small intestine to produce systemic therapeutic effects with limited systemic exposure. This biological interaction between the small intestine and the rest of the body may not function in humans the way we have observed in mice and our drugs may not reproduce the systemic effects we have seen in preclinical data.
We believe our product candidates, including EDP1066, EDP1815 and EDP1503, work by modulating systemic responses via interactions with cells in the small intestine. This requires our monoclonal microbials, when dosed, to pass safely through the tissues of the gut, where they can interact with cells in the interior of the small intestine called the lumen. Dosing to achieve sufficient exposure may require an inconvenient dosing regimen. Even with successful formulation and delivery to achieve proper exposure of our microbes to the small intestine, we may not get sufficient or even any activity at the site of disease. This may be because our understanding of the mechanisms of the small intestine do not work in humans the way we believe they do. Despite there being strong academic literature to support the concept and our observations in preclinical studies in mice, these principles and the ability to use monoclonal microbials to modulate the immune system and other systems has not yet been proven in humans.
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
All of our product candidates are currently in clinical or preclinical development. We dosed the first subjects in our clinical trial of our first monoclonal microbial candidate in our inflammation portfolio, EDP1066, in April 2018, and commenced initial clinical trials for our second inflammation candidate, EDP1815, and our oncology product candidate, EDP1503, in the fourth quarter of 2018, but have not completed any clinical trials for these or any other product candidates. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the product development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failed clinical trial can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, in our initial clinical trials, drug products will be delivered in a capsule coated for targeted release in the small intestine. This formulation has not previously been clinically tested, nor are we able to dose mice with a capsule coated for targeted release in the small intestine. Our ongoing and planned clinical trials will be the first time this formulation is tested, and we cannot assure you that the results of this formulation will be consistent with the observations from our preclinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks.
The results from early clinical trials of product candidates may not predict the results that will be obtained in subsequent subjects or in subsequent human clinical trials of that product candidate. For example, in August 2019, we announced positive Phase 1b clinical data, as measured using certain secondary and exploratory endpoints, from one 12-patient cohort in our ongoing clinical trial of EDP1815 in subjects with mild to moderate psoriasis and also from our EDP1066 trial in subjects with mild to moderate psoriasis. Although the initial clinical data from these trials may be encouraging, the data are preliminary in nature, based on a limited number of people with psoriasis, and the Phase 1 studies are not complete. These data, or other positive data, may not continue for these people with psoriasis or occur for any future patients in these studies, and may not be repeated or observed in any future studies. There can be no assurance that these studies will ultimately be successful or support further clinical advancement of this product candidate.
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
The development of therapeutic products targeting the underlying biology of monoclonal microbials and their interactions with cells in the small intestine is an emerging field, and it is possible that the FDA, EMA or other regulatory authorities could issue regulations or new policies in the future affecting our monoclonal microbials that could adversely affect our product candidates.
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

•
in the case of trademark claims, redesign or rename some or all of our product candidates or other brands to avoid infringing the intellectual property rights of third parties, which may not be possible and, even if possible, could be costly and time-consuming.

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
The United Kingdom’s proposed withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
Following a national referendum in which a majority of voters in the United Kingdom elected to withdraw from the European Union, the government of the United Kingdom formally initiated the process for withdrawal in March 2017 (“Brexit”). The terms of any withdrawal are subject to a complex and ongoing negotiation between the United Kingdom and the European Union whose result and timing remain unclear and which has created significant political and economic uncertainty about the future trading relationship between the United Kingdom and the European Union in the event of a withdrawal, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal and particularly in light of the possibility that a withdrawal could occur without a negotiated agreement
These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of common stock.
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
Based on the number of shares of common stock outstanding as of July 31, 2019, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, shares representing approximately 73% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership control may have the effect of delaying, deferring or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. For example, in November 2018, holders of approximately 28.3 million shares of our common stock formerly subject to a lock-up agreement entered into in connection with our IPO became eligible to resell their shares in the open market (subject to volume limitations as to resales by affiliates of the Company pursuant to Rule 144 of the Securities Act). Moreover, holders of an aggregate of approximately 18.4 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, including entities affiliated with Flagship Pioneering, until such shares can otherwise be sold without restriction under Rule 144 of the Securities Act or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
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
The net proceeds of approximately $75.8 million from our initial public offering have been invested in government backed $1 net asset value money market funds and U.S. treasury securities. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our Prospectus. As of June 30, 2019, we had used all of the net proceeds from our IPO.
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
10.3
Loan and Security Agreement by and among Evelo Biosciences, Inc. and the other borrowers party thereto, the lenders party thereto, K2 HealthVentures LLC, as administrative agent for such lenders, and Ankura Trust Company, LLC, as collateral agent for such lenders, dated July 19, 2019, as amended.
*
10.4 †	Collaboration Agreement between Evelo Biosciences, Inc. and Sacco S.r.l., dated July 9, 2019.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	XBRL Instance Document					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

EVELO BIOSCIENCES, INC.

Date: August 6, 2019	By:	/s/ Balkrishan (Simba) Gill, Ph.D.
Balkrishan (Simba) Gill, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 6, 2019	By:	/s/ Jonathan Poole
Jonathan Poole
Chief Financial Officer
(Principal Financial and Accounting Officer)