Form 10-Q
period 2019-09-30
Evelo Biosciences, Inc.
filed 2019-11-05
CIK 1694665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2019, the registrant had 32,085,829 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and plans for clinical trials, expected timing of the release of clinical trial data, new formulations and product candidates, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

Evelo Biosciences, Inc.
Form 10-Q for the Quarterly Period Ended September 30, 2019

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	1
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018	2
Condensed and Consolidated Statements of Convertible Preferred Stock, Preferred Stock and Stockholders' Equity (Deficit) for the nine months ended September 30, 2019 and 2018	3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018	5
Notes to the Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosure About Market Risk	33
Item 4. Controls and Procedures	33

PART II: OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	75
Item 3. Defaults Upon Senior Securities	75
Item 4. Mine Safety Disclosures	75
Item 5. Other Information	75
Item 6. Exhibits	76

Signatures	78

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Evelo Biosciences, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except per share and share amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$97,061	$93,101
Short-term investments	—	54,818
Prepaid expenses and other current assets	4,170	3,703
Total current assets	101,231	151,622
Property and equipment, net	8,339	6,925
Other assets	1,570	1,320
Total assets	$111,140	$159,867
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,358	$1,519
Accrued expenses	7,919	4,965
Other current liabilities	398	2,751
Total current liabilities	9,675	9,235
Noncurrent liabilities:
Long-term debt, net of current portion	19,549	12,305
Deferred rent, net of current portion	1,146	1,071
Other noncurrent liabilities	224	307
Total liabilities	30,594	22,918
Commitments and contingencies
Stockholder’s equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 32,147,073 and 31,951,540 shares issued and 32,072,030 and 31,825,769 shares outstanding at September 30, 2019 and December 31, 2018, respectively	32	32
Additional paid-in capital	256,768	250,316
Accumulated other comprehensive loss	—	(18)
Accumulated deficit	(176,254)	(113,381)
Total stockholders’ equity	80,546	136,949
Total liabilities and stockholders’ equity	$111,140	$159,867
See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$15,610	$11,227	$46,751	$28,542
General and administrative	5,886	5,230	16,936	13,568
Total operating expenses	21,496	16,457	63,687	42,110
Loss from operations	(21,496)	(16,457)	(63,687)	(42,110)
Other income (expense):
Interest income, net	81	600	1,032	1,013
Other expenses	(218)	—	(218)	(406)
Other income (expense), net	(137)	600	814	607
Net loss	$(21,633)	$(15,857)	$(62,873)	$(41,503)
Convertible preferred stock dividends	—	—	—	(3,937)
Net loss attributable to common stockholders	$(21,633)	$(15,857)	$(62,873)	$(45,440)

Net loss per share attributable to common stockholders, basic and diluted	$(0.67)	$(0.50)	$(1.96)	$(2.45)
Weighted-average number of common shares outstanding, basic and diluted	32,060,747	31,741,683	32,009,571	18,532,408

Comprehensive loss:
Net loss	$(21,633)	$(15,857)	$(62,873)	$(41,503)
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax of $0	(1)	(38)	18	(38)
Comprehensive loss	$(21,634)	$(15,895)	$(62,855)	$(41,541)
See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Preferred Stock and Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Nine Month Periods Ended September 30, 2019
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance-December 31, 2018	—	$—	31,825,769	$32	$250,316	$(18)	$(113,381)	$136,949
Vesting of restricted common stock	—	—	23,345	—	7	—	—	7
Exercise of stock options and warrants	—	—	181,521	—	257	—	—	257
Stock-based compensation expense	—	—	—	—	1,953	—	—	1,953
Unrealized gain on investments	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	(20,299)	(20,299)
Balance-March 31, 2019	—	$—	32,030,635	$32	$252,533	$(2)	$(133,680)	$118,883
Vesting of restricted common stock	—	—	13,692	—	7	—	—	7
Exercise of stock options	—	—	1,379	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	2,135	—	—	2,135
Unrealized gain on investments	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	(20,941)	(20,941)
Balance-June 30, 2019	—	$—	32,045,706	$32	$254,676	$1	$(154,621)	$100,088
Vesting of restricted common stock	—	—	13,691	—	7	—	—	7
Exercise of stock options	—	—	12,633	—	23	—	—	23
Stock-based compensation expense	—	—	—	—	2,062	—	—	2,062
Unrealized gain on investments	—	—	—	—		(1)	—	(1)
Net loss	—	—	—	—	—	—	(21,633)	(21,633)
Balance-September 30, 2019	—	$—	32,072,030	$32	$256,768	$—	$(176,254)	$80,546

See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock, Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share amounts)

	Nine Month Periods Ended September 30, 2018
	Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance-December 31, 2017	65,833,096	$83,702	—	$—	3,880,607	$4	$1,708	$—	$(56,435)	$(54,723)
Issuance of Series B and Series C Preferred Stock, net of issuance costs	25,482,199	82,076	—	—	—	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	31,557	—	11	—	—	11
Exercise of stock options and warrants	—	—	—	—	31,765	—	35	—	—	35
Stock-based compensation expense	—	—	—	—	—	—	652	—	—	652
Net loss	—	—	—	—	—	—	—	—	(10,500)	(10,500)
Balance-March 31, 2018	91,315,295	$165,778	—	$—	3,943,929	$4	$2,406	$—	$(66,935)	$(64,525)
Proceeds from Initial Public Offering, net of underwriting costs and commissions	—	—	—	—	5,312,500	5	75,793	—	—	75,798
Conversion of preferred stock into common stock	(91,315,295)	(165,778)	—	—	22,386,677	22	165,756	—	—	165,778
Reclassification of warrant liability	—	—	—	—	—	—	879	—	—	879
Vesting of restricted common stock	—	—	—	—	31,572	—	11	—	—	11
Exercise of stock options and warrants	—	—	—	—	51,408	1	4	—	—	5
Stock-based compensation expense	—	—	—	—	—	—	2,247	—	—	2,247
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	$(15,146)	$(15,146)
Balance-June 30, 2018	—	$—	—	$—	31,726,086	$32	$247,096	$—	$(82,081)	$165,047
Vesting of restricted common stock	—	—	—	—	25,816	—	7	—	—	7
Exercise of stock options	—	—	—	—	5,805	—	5	—	—	5
Stock-based compensation expense	—	—	—	—	—	—	1,595	—	—	1,595
Unrealized gain on investments	—	—	—	—	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	—	—	—	—	$(15,857)	$(15,857)
Balance-September 30, 2018	—	$—	—	$—	31,757,707	$32	$248,703	$(38)	$(97,938)	$150,759

See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(62,873)	$(41,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,150	4,494
Depreciation expense	1,264	1,575
Change in fair value of warrant and debt derivative liability	—	406
Net (accretion of discount)/amortization of premium on marketable securities	(164)	—
Non-cash interest expense	263	78
Gain on sale of fixed assets	(2)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(633)	(3,180)
Accounts payable	90	1,375
Accrued expenses and other current liabilities	2,907	4,314
Other liabilities	12	618
Net cash used in operating activities	(52,986)	(31,823)
Investing activities
Purchase of investments	—	(84,653)
Proceeds from sales and maturities of investments	55,000	—
Purchases of property and equipment	(2,569)	(4,227)
Proceeds from the sale of fixed assets	2	171
Net cash provided by/(used in) investing activities	52,433	(88,709)
Financing activities
Proceeds from the issuance of common stock upon completion of initial public offering	—	85,000
Net proceeds from the issuance of convertible preferred stock	—	81,336
Net proceeds from the issuance of long-term debt	19,481	4,975
Repayment of long-term debt	(15,000)	—
Cash payment of initial public offering issuance costs	—	(9,171)
Settlement of derivative liability	—	(250)
Proceeds from the exercise of stock options, restricted common stock and warrants	282	104
Net cash provided by financing activities	4,763	161,994
Net increase in cash, cash equivalents and restricted cash	4,210	41,462
Cash, cash equivalents and restricted cash – beginning of period	94,351	39,746
Cash, cash equivalents and restricted cash – end of period	$98,561	$81,208
Supplemental disclosure of cash flow information
Cash paid for interest	$728	$535
Noncash investing and financing activities
Conversion of convertible preferred stock into common stock upon closing of initial public offering	$—	$165,778
Property and equipment additions in accounts payable and accrued expenses	$290	$176
Conversion of convertible preferred stock warrants into common stock warrants	$—	$819
Issuance of debt derivative liability in connection with long-term debt facility	$—	$150
Issuance of warrants in connection with long-term debt facility	$—	$89

See accompanying notes to the condensed consolidated financial statements.

EVELO BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Organization
Evelo Biosciences, Inc. ("Evelo" or the "Company”) is a biotechnology company which was incorporated in Delaware on May 6, 2014. The Company is discovering and developing oral biologics designed to engage immune cells in the small intestine and drive therapeutic effects throughout the body. The Company is advancing these monoclonal microbials with the aim of treating a broad range of immune mediated diseases with an initial focus on inflammatory diseases and oncology. The Company is headquartered in Cambridge, Massachusetts.
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
The Company has funded its operations from the issuance of convertible notes, convertible preferred stock, common stock and debt financing. At September 30, 2019, the Company had cash and cash equivalents of $97.1 million and an accumulated deficit of $176.3 million.
The Company has incurred operating losses since inception and expects such losses and negative operating cash flows to continue for the foreseeable future. The transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure. Based on the Company’s current operating plan, the Company believes that its cash and cash equivalents at September 30, 2019, along with the capacity to borrow an additional $10.0 million under the 2019 Credit Facility (see note 6), will be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Quarterly Report on Form 10-Q. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and notes thereto. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2019, the results of its operations and stockholders' equity for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

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
Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company's only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale investments. Comprehensive loss totaled $21.6 million and $62.9 million for the three and nine months ended September 30, 2019, respectively, and $15.9 million and $41.5 million for the three and nine months ended September 30, 2018, and was not significantly different than net loss in any period. For the nine months ended September 30, 2018 comprehensive loss was equal to net loss.
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents are comprised of highly liquid investments that are readily convertible into cash with original maturities of three months or less. Cash and cash equivalents include cash held in banks and amounts held in money market funds and U.S. treasuries with original maturities of three months or less. Cash equivalents are stated at cost, which approximates market value. The Company’s restricted cash consists of restricted cash in connection with building leases for the Company’s office and laboratory premises and deposits held in relation to the company's credit card facility. Restricted cash totaled approximately $1.5 million and $1.3 million at September 30, 2019 and December 31, 2018, respectively, and is classified within other assets on the accompanying condensed consolidated balance sheet. The following reconciles cash, cash equivalents and restricted cash as of September 30, 2019 and December 31, 2018, as presented on the Company's statements of cash flows, to its related balance sheet accounts (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents:
Cash	$1,304	$1,300
Money market funds	95,757	91,801
Total cash and cash equivalents	97,061	93,101
Restricted cash	1,500	1,250
Cash, cash equivalents and restricted cash	$98,561	$94,351
Investments
The Company accounts for and classifies its investments as either “available-for-sale,” “trading,” or “held-to-maturity,” in accordance with the accounting guidance related to the accounting and classification of certain investments in debt and equity securities. The determination of the appropriate classification is based primarily on management’s intent to sell the investment at the time of purchase. The Company did not have any investments at September 30, 2019. As of December 31, 2018 all of the Company's investments were classified as available‑for‑sale securities.
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
The Company recognizes other‑than‑temporary impairments of its investments in debt securities when there is a decline in fair value below the amortized cost basis and if (a) it has the intent to sell the security or (b) it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If either of these conditions is met, the Company recognizes the difference between the amortized cost of the security and its fair value at the impairment measurement date in the condensed consolidated statements of operations and comprehensive loss. If neither of these conditions is met, the Company must perform an additional analysis to evaluate whether the unrealized loss is associated with the creditworthiness of the issuer of the security rather than other factors, such as interest rates or market factors. If the Company determines from this analysis that it does not expect to receive cash flows sufficient to recover the entire amortized cost of the security, a credit loss exists, the impairment is considered other-than-temporary and is recognized in its condensed consolidated statements of operations and comprehensive loss.
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
Accounting Pronouncements Issued and Not Adopted as of September 30, 2019
In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) (“ASU 2016-2”), which supersedes the guidance in former ASC 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to the historical guidance for operating leases. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018 for most public entities. Early adoption is permitted for all entities. Although its assessment is not complete, the Company currently expects the adoption of this guidance to result in the addition of material balances of leased assets and corresponding lease liabilities to its consolidated balance sheets, primarily relating to leases of office space.
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

3. Investments
As of September 30, 2019 the Company did not hold any short-term investments. As of December 31, 2018, the Company had short-term investments, consisting entirely of U.S. treasury securities, of $54.8 million, respectively.
The following tables summarize the Company's investments held at December 31, 2018, which are all classified as available-for-sale (in thousands):

Description	Amortized cost	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2018:
U.S. treasury securities	$54,836	$—	$(18)	$54,818
Total	$54,836	$—	$(18)	$54,818
The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2019 the Company had no accumulated other comprehensive loss. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and nine months ended September 30, 2019 or 2018, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods.
As of December 31, 2018, the aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months was $54.8 million, and none of these securities had remaining maturities of greater than three years. The Company has the intent and ability to hold such securities until recovery. The Company determined that there has been no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of December 31, 2018.
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2019 and December 31, 2018 (in thousands):

Description	September 30, 2019	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds included within cash and cash equivalents	$95,757	$95,757	$—	$—
Total	$95,757	$95,757	$—	$—

Description	December 31, 2018	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds included within cash and cash equivalents	$91,801	$91,801	$—	$—
U.S. treasury securities included within short-term investments	54,818	—	54,818	—
Total	$146,619	$91,801	$54,818	$—
As of September 30, 2019 and December 31, 2018, the Company's cash equivalents and short-term investments have been initially valued at the transaction price and subsequently valued utilizing a third party pricing service. The Company validates the prices provided by its third-party pricing service by understanding the models used and obtaining market values from other pricing sources.

5. Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Property and equipment:
Lab equipment	$7,300	$5,393
Leasehold improvements	1,944	1,824
Furniture and fixtures	701	525
Computers and software	200	115
Office equipment	9	9
Construction-in-process	1,394	1,011
Property and equipment	11,548	8,877
Less: accumulated depreciation	(3,209)	(1,952)
Property and equipment, net	$8,339	$6,925
The Company recognized $0.5 million and $1.3 million of depreciation expense for the three and nine months ended September 30, 2019, respectively, and $0.3 million and $1.6 million for the three and nine months ended September 30, 2018, respectively.
6. Loan and Security Agreements
2016 Credit Facility
In 2016, the Company entered into a credit facility (the “2016 Credit Facility”) with a bank that allowed the Company to borrow up to $15.0 million. Borrowings under the 2016 Credit Facility were secured by a lien on all Company assets, excluding intellectual property.
Prior to 2018, a total of $10.0 million was drawn under the 2016 Credit Facility, and in February 2018, the Company drew the remaining $5.0 million available. This resulted in an increase to the interest rate to the higher of (i) prime plus 0.25% or (ii) 4.50% per annum and extended the interest only payment period was extended through to August 15, 2019. Upon the expiration of the interest only period, amounts borrowed will be repaid over 24 equal monthly payments of principal plus interest accrued through August 15, 2021. The Company had the ability to prepay the outstanding balance of the 2016 Credit Facility at its option with a prepayment fee of 2% of principal amount if prepayment was made before August 15, 2018 or 0.5% if the prepayment was made between August 15, 2018 and August 15, 2019.
In conjunction with the February 2018 drawdown, the Company issued a warrant to purchase up to 34,722 shares of the Company’s Series B preferred stock at an exercise price of $1.80 per share. As part of the February 2018 drawdown, the loan and security agreement was amended to include the payment of a $0.3 million success fee to the financial institution in the event of a liquidation event, including an initial public offering. The success fee represented an embedded derivative which the Company bifurcated from the debt arrangement and carried at fair value. In May 2018, the Company completed its initial public offering (the "IPO") and paid the success fee of $0.3 million. In addition, the warrant issued in February 2018 was exercised in May 2018.
The 2016 Credit Facility contained negative covenants restricting the Company’s activities, including limitations on cash deposits, dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or making investments and certain other business transactions. There were no financial covenants associated with the agreement.
2019 Credit Facility
On July 19, 2019, the Company entered into a loan and security agreement (as amended, the "2019 Credit Facility") with K2 HealthVentures LLC ("K2HV") pursuant to which the K2HV agreed to make term loans in an aggregate principal amount of up to $45.0 million available to the Company in three tranches. The initial tranche of $20.0 million was funded upon closing on July 19, 2019. The second tranche of $10.0 million is available to be funded at the Company's election between December 1, 2019 and June 1, 2020, subject to certain customary conditions. The third tranche of

$15.0 million is available to be funded at the Company's election on or before January 15, 2021, subject to certain customary conditions and the achievement of certain clinical development milestones. Borrowings under the Loan Agreement are collateralized by substantially all of the Company's personal property, excluding intellectual property, and the Company pledged its equity interests in its subsidiaries, subject to certain limitations with respect to its foreign subsidiaries.

Interest on the outstanding loan balance will accrue at a variable annual rate equal to the greater of (i) 8.65% and (ii) the prime rate plus 3.15%. The Company is required to make interest-only payments on the loans on a monthly basis through February 28, 2022. If the Company elects to draw the third tranche, the interest-only period is extended through August 31, 2022. Subsequent to the interest only periods, the Company is required to make equal monthly payments of principal plus interest until the loans mature on August 1, 2024. Upon final payment or prepayment of the loans, the Company must pay a final payment equal to 4.3% of the loans borrowed, which is being accrued to interest expense over the term of the loan using the effective-interest method. The Company incurred fees associated with establishing the facility of $0.4 million. The Company has an option to prepay the loans in whole, subject to a prepayment fee of 2% of the amount prepaid or, if the prepayment occurs after the 18-month anniversary of the funding date of the loans, 1% of the amount prepaid.

The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and occurrence of a material adverse effect. The Company has determined that the risk of subjective acceleration under the material adverse events clause was remote and therefore has classified the long-term portion of the outstanding principal in non-current liabilities. Upon the occurrence and continuation of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the administrative agent, collateral agent, and lenders may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the Loan Agreement and under applicable law.

The Company used the proceeds from the initial $20.0 million tranche to prepay the full $15.0 million loan balance outstanding under the 2016 Credit Facility on July 19, 2019.
The Company has the following minimum aggregate future loan payments at September 30, 2019 (in thousands):

Twelve month period ending September 30,	Amount
2020	$1,759
2021	1,754
2022	6,318
2023	9,022
2024	8,515
Total minimum payments	$27,368
Less amounts representing interest and discount	(7,819)
Long-term debt	$19,549
Interest expense related to the Company's 2016 Credit Facility was approximately $0.5 million for the nine months ended September 30, 2019 and $0.2 million and $0.6 million for the three and nine months ended September 30, 2018, respectively.
Interest expense related to the Company's 2019 Credit Facility was approximately $0.4 million for both the three and nine months ended September 30, 2019.

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
On August 6, 2017, the Company and Mayo entered into a license agreement (“2017 Mayo License Agreement”). Under the 2017 Mayo License Agreement, Mayo granted the Company (i) an exclusive, worldwide, sublicensable license under Mayo’s rights to certain intellectual property and microbial strains (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how, in each case, to develop and commercialize certain microbial strains and licensed products incorporating any such strains. As consideration, the Company paid a nonrefundable upfront fee of $0.2 million and annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2017. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe Mayo milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $56.0 million in the aggregate, as well as royalties on net sales of licensed products in low single-digit percentages. As of September 30, 2019, the Company has incurred milestone payments to date totaling approximately $0.2 million under the agreement of which no amounts are currently due.
University of Chicago
On March 10, 2016, the Company and the University of Chicago entered into a patent license agreement (“2016 University of Chicago Agreement”). Under the 2016 University of Chicago Agreement, the University of Chicago granted the Company (i) an exclusive, royalty-bearing and sublicensable license under the Licensed Patents and (ii) a non-exclusive, royalty-bearing, sublicensable license to access the technical information to diligently develop and commercialize Licensed Products. As consideration, the Company paid a nonrefundable upfront fee of less than $0.5 million and will pay annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2016. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe the University of Chicago milestone payments, totaling an aggregate of approximately $60.9 million upon the achievement of certain development, regulatory, and commercial milestones, as well as royalties on net sales of licensed products ranging from low to high single-digit percentages. As of September 30, 2019, the Company has incurred milestone payments to date totaling approximately $0.4 million.
In addition, the Company also agreed to pay the University of Chicago a share of sublicense revenue. The University of Chicago maintains control of patent prosecution, defense and maintenance on their patent rights. The Company has the first right, but not obligation, to control any post-grant proceedings and to take action in the prosecution or prevention of any infringement by a third party to patent rights. The Company is responsible for reimbursing the University of Chicago, or directly paying, for patent prosecution, defense and/or maintenance costs incurred. This includes any costs associated with defense activities related to one of the patents underlying the 2016 University of Chicago Agreement and to which in April 2019 the United States Patent and Trademark Office instituted a post-grant review based on a petition from a third party. For the nine months ended September 30, 2019, the Company has incurred expenses of $1.1 million related to the post grant review.

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
In June 2018, the Company entered into a sublease arrangement with a third party to lease space subject to an operating lease that is scheduled to expire in 2020. The future minimum rental payments to be received under this agreement total $0.3 million and are equivalent to the minimum payments due from the Company to the landlord.
The Company recorded rent expense of $0.7 million and $2.0 million for the three and nine months ended September 30, 2019, respectively. Rent expense for the three and nine months ended September 30, 2019 is net of sublease rental income of $0.1 million and $0.4 million, respectively. Rent expense totaled $0.8 million and $1.5 million for the three and nine months ended September 30, 2018, which is net of sublease rental income of $0.1 million in both periods.
The minimum aggregate future lease commitments, exclusive of any offsetting sublease rental payments, at September 30, 2019, are as follows (in thousands):

Twelve month period ending September 30,	Amount
2020	$3,187
2021	2,951
2022	3,040
2023	3,131
2024	3,225
Thereafter	3,321
$18,855

Collaboration Agreement with Sacco S.r.l.
In July 2019, the Company entered into a Collaboration Agreement with Sacco S.r.l. ("Sacco"), an affiliate of one of the Company’s existing contract manufacturing organizations, pursuant to which and subject to certain exceptions for pre-existing products for pre-existing customers, Sacco will manufacture and supply single strain, non-genetically modified microbes intended for oral delivery or oral use in pharmaceutical products exclusively for the Company for a period of five years. Sacco may terminate the agreement if the provision of manufacturing services has been, or is scheduled to be, inactive for a period of six consecutive months. The Company has agreed to pay Sacco an aggregate of €3.0 million, €0.6 million annually, during the exclusivity period. The Company recognized €0.6 million in expense associated with this agreement during the three months ended September 30, 2019.
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
On June 3, 2019, the Company filed a Registration Statement on Form S-3 (File No. 333-231911) (the “Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million for a period up to three years from the date of the filing. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $50.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf. As of September 30, 2019, no securities have been issued pursuant to the sales agreement.
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
10. Stock-Based Compensation
2018 Incentive Award Plan
The Company’s board of directors adopted on April 18, 2018, and the Company’s stockholders approved, the 2018 Incentive Award Plan (the “2018 Plan”), which became effective May 8, 2018 and under which the Company may grant cash and equity-based incentive awards to the Company’s employees, officers, directors, consultants and advisors. Following the effectiveness of the 2018 Plan, the Company ceased making grants under the 2015 Stock Incentive Plan (as amended the "2015 Plan"). The 2018 Plan allows the Company to grant awards for up to 1,344,692 shares of common stock plus that number of shares of common stock subject to awards outstanding under the 2015 Plan, that expire, lapse or become terminated or are exchanged for cash, surrendered, repurchased, canceled without having been fully exercised or forfeited. Each year starting with 2019 and ending in and including 2028, the, the number of shares available for grants of awards under the 2018 Plan will be increased automatically on January 1 by a number of shares of common stock equal to the lesser of 4% of the shares of common stock outstanding on the final day of the preceding calendar year or the number of shares determined by the Company’s board of directors. Accordingly, effective January 1, 2019, the number of shares authorized for issuance under the 2018 Plan was increased by 1,273,031 shares. The 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it.
The exercise price of stock options granted under the 2018 Plan is not less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the board of directors and are subject to the provisions of the 2018 Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options provide for accelerated vesting in the event of a change in control. Awards granted to non-employee consultants generally vest monthly over a period of one to four years. Stock options granted under the 2018 Plan expire no more than 10 years from the date of grant. As of September 30, 2019, equity-based incentive awards for the purchase of up to 2,135,946 shares of the Company’s common stock have been issued under the 2018 Plan, of which 99,196 have been canceled and none have been exercised. As of September 30, 2019, 947,381 shares of common stock are available for future grant under the 2018 Plan, which includes 366,408 shares subject to awards that were originally granted, and have, since the effective date of the 2018 Plan, been canceled or repurchased under the 2015 Plan.
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
Under the 2015 Plan, the Company was authorized to grant equity awards up to an aggregate of 5,417,044 shares of common stock. As of September 30, 2019, an aggregate of 5,758,518 options and other equity awards had been granted under the 2015 Plan, of which 1,100,083 have been exercised and 802,417 have been canceled and 18,468 have been repurchased as of September 30, 2019. A total of 113,006 shares previously reserved under the 2015 Plan that had not been exercised or were otherwise subject to outstanding exercise awards were no longer authorized as of May 8, 2018.

Stock-Based Compensation Expense
Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
General and administrative	$1,082	$831	$3,306	$2,727
Research and development	980	764	2,844	1,767
Total stock-based compensation expense	$2,062	$1,595	$6,150	$4,494
Stock Options
A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2018	4,917,811	$5.64
Granted	1,431,970	11.35
Exercised	(195,533)	1.44
Canceled	(261,467)	8.38
Options outstanding at September 30, 2019	5,892,781	$7.05
Exercisable as of September 30, 2019	2,230,234	$4.00
The weighted-average fair value of options granted during the nine months ended September 30, 2019 and 2018 was $7.66 and $8.18, respectively.
On January 30, 2018, the Company issued 250,000 shares of Series B Preferred Stock to a non-employee consultant as part of the consideration for services performed and completed in 2017. The Company has recognized $0.7 million as general and administrative expense in the condensed consolidated statement of operations and comprehensive loss, of which $0.1 million was recorded in the nine months ended September 30, 2018.
As of September 30, 2019, total unrecognized stock-based compensation expense relating to unvested stock options was $21.6 million. This amount is subject to change as the unvested portion of the stock options granted to non-employees is subject to re-measurement over the vesting period. This amount is expected to be recognized over a weighted average period of 2.71 years.
2018 Employee Stock Purchase Plan

The Company's board of directors adopted on April 18, 2018, and the Company’s stockholders approved, the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective on May 8, 2018. A total of 336,356 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2020 and ending in and including 2028, by an amount equal to the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) an amount determined by the Company’s board of directors. The plan administrators have proposed, and the Company's board of directors has authorized, an initial offering period under the ESPP commencing on February 1, 2020.
11. Income Taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

There were no significant income tax provisions or benefits for the three or nine months ended September 30, 2019.  Due to losses incurred since inception and the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.
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
The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Nine Months Ended September 30,
	2019	2018
Unvested common stock from early exercise of options	75,043	168,947
Stock options to purchase common stock	5,892,781	4,912,281
Total	5,967,824	5,081,228
13. Related Party Transactions
The Company receives clinical advisory services from Weatherden Ltd. (“Weatherden”) under agreements that were entered into during 2017 and 2018. Duncan McHale, the Company’s Chief Medical Officer, is a part owner of Weatherden. During the nine months ended September 30, 2019 and 2018, the Company paid Weatherden $0.7 million and $0.5 million, respectively. As of September 30, 2019 and 2018, the amounts due to Weatherden under the supply of service agreement were $0.1 million in both periods.
In June 2018, the Company entered into a subleasing arrangement with Ring Therapeutics (formerly VL46), an affiliate of one of its stockholders, Flagship Venture Funds. Under the terms of the sublease, the Company will invoice Ring Therapeutics for an aggregate $0.9 million in rent payments which are due during the period from July 1, 2018 through May 31, 2020 plus any related taxes and lease operating costs. For the nine months ended September 30, 2019, $0.5 million related to this sublease agreement, inclusive of taxes and operating expenses, has been recorded as an offset to operating expense within the consolidated statements of operations and comprehensive loss.
The Company entered into a consulting agreement with David Epstein (the "Consulting Agreement"), the Company's Chairman of the Board, effective September 16, 2019 pursuant to which Mr. Epstein will provide strategic advisory and other consulting services to the Company. The Consulting Agreement has an one year term and may be earlier terminated by either Mr. Epstein or the Company upon 30 days’ notice, or 24 hours’ notice by the non-breaching party in the event of a breach. In accordance with the terms of the Consulting Agreement, Mr. Epstein was granted an option to purchase 75,000 shares of the Company’s common stock, which award vests in 36 equal monthly installments subject to his continued provision of consulting services to the Company pursuant to the Consulting Agreement on the applicable vesting date. Under the Consulting Agreement, Mr. Epstein also is entitled to receive (i) an annual equity award on each anniversary of the effective date of the Consulting Agreement in the form of an option to purchase shares of the Company’s common stock having an aggregate grant date fair market value equal to approximately $0.2 million, as determined by the Board in its discretion based on customary option pricing methodologies, which award vests in full on the first anniversary of the grant date, subject to his continued provision of consulting services to the Company pursuant to the Consulting Agreement on the applicable vesting date, and (ii) an aggregate annual cash consulting fee of $0.3 million for his consulting services. All of the foregoing options, to the extent then outstanding, will be subject to accelerated vesting upon the occurrence of a change in control of the Company.

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
Recent Clinical Developments
EDP1815
EDP1815 is a monoclonal microbial candidate for inflammatory diseases. In November 2018 we initiated our ongoing Phase 1b placebo-controlled dose-escalating safety and tolerability study of EDP1815 in approximately 24 healthy volunteers and up to 108 individuals with mild to moderate psoriasis or atopic dermatitis. The primary endpoint of this trial is safety and tolerability. Prospectively defined secondary and exploratory endpoints include clinical measures of disease, cellular histological biomarkers and blood immune cell biomarkers taken from biopsies and blood samples, respectively, at the start and end of the 28-day dosing period. Safety and tolerability, and secondary clinical endpoints are also measured at day 42, 2 weeks after completion of dosing.

In August 2019, we reported positive interim data from this Phase 1b trial from an initial cohort of 12 individuals with mild to moderate psoriasis dosed once per day for 28 days with 550mg ("1x" or "low" dose) of the enteric capsule formulation of EDP1815. EDP1815 was well tolerated in this cohort with no overall difference reported from placebo.

At the end of the 28-day dosing period, individuals dosed with EDP1815 showed a statistically significant (p<0.05) reduction in mean lesion severity score ("LSS") at 28 days of 2 points, compared to a mean increase of 0.25 points in individuals who received placebo. LSS reductions over the dosing period of individuals dosed with EDP1815 ranged from 0-67 percent. LSS, a secondary endpoint, is a component of the Psoriasis Area and Severity Index ("PASI") score and measures redness, thickness, and scaling of an individual psoriatic lesion and is a sensitive clinical measure for individuals with mild to moderate disease. Trends consistent with the LSS reductions were observed in the reduction of the PASI scores in individuals treated with EDP1815 compared to individuals treated with placebo.

Analysis of the basal epithelium mitotic count, a secondary endpoint and cellular driver of psoriasis pathology, showed a mean reduction over the dosing period of 2.25 cells/mm2 in individuals who received EDP1815 compared to no change in individuals receiving placebo. Lower basal epithelium mitotic counts indicate a reduction of psoriasis pathology. In an analysis of the change over the dosing period of blood immune cell cytokine production following stimulation with lipopolysaccharide, an exploratory endpoint, the individuals dosed with EDP1815 showed a reduction in cytokine production indicative of a systemic anti-inflammatory response, compared to no reduction in the placebo group.

In November 2019, we reported additional positive interim clinical data from this ongoing Phase 1b trial in a cohort of eighteen individuals with mild to moderate psoriasis who were randomized 2:1 to receive a daily dose of 2.76g (5x or high dose) of the enteric capsule formulation of EDP1815 or placebo for 28 days.

EDP1815 continued to be well tolerated in this cohort, with no overall difference reported from placebo. At the end of the 28-day dosing period, the high dose cohort showed a mean reduction in LSS consistent with previously reported data from the low dose cohort.

Two weeks following the completion of the dosing period, at day 42, the high dose cohort showed continued reductions from baseline in both mean LSS and PASI, which may be indicative of a sustained clinical effect and dose response.

A summary of the LSS and PASI results are shown in the tables below.

Mean (+/-SE) Percentage Change in LSS vs. Start of Dosing Period (1)

	n	At end of 28-day dosing period	At day 42
Placebo (2)	10	0.6% (9.0%)	-7.2% (6.2%)
EDP1815 (high dose)	12	-15.1% (6.4%)	-24.1% (7.1%)
EDP1815 (low dose)	8	-22.8% (9.9%)	-9.0% (12.7%)

Mean (+/-SE) Percentage Change in PASI vs. Start of Dosing Period (1)

	n	At end of 28-day dosing period	At day 42
Placebo (2)	10	-1.0% (13.2%)	-3.3% (14.8%)
EDP1815 (high dose)	12	-16.0% (8.1%)	-20.7% (8.2%)
Note:
(1) This study was not sufficiently powered to detect statistically significant differences in clinical effect between treatment groups.
(2) Represents the combination of placebo arms for the low dose (n=4) and high dose (n=6) cohorts

A range of histological and molecular biomarkers were measured in the high dose cohort, with trends in line with the clinical effects of EDP1815 at the cohort level.

Based on the psoriasis data from the ongoing Phase 1b clinical trial, we plan to advance EDP1815 into Phase 2 in early 2020. This placebo-controlled trial will investigate daily dosing of EDP1815 in individuals with mild to moderate psoriasis over 16 weeks, and the primary endpoint will be a reduction in PASI score. Part A of the trial is designed to select an optimal formulation and will test the high dose of the enteric capsule formulation versus the high dose of a new formulation of EDP1815 versus placebo in approximately 180 individuals. We expect to perform an interim analysis, and to report initial data from Part A of the trial, in late 2020, which will enable the selection of the optimal formulation and potential initiation of Part B. Part B is designed to test three doses of the optimal formulation determined in Part A against placebo in approximately 250 individuals.

Based on the positive results of the ongoing Phase 1b trial and the planned Phase 2 psoriasis study, we will not enroll any further cohorts of individuals with psoriasis in the ongoing Phase 1b trial.

We expect to report additional data from the Phase 1b trial in a cohort of individuals with atopic dermatitis to be dosed with a new formulation of EDP1815 in the second quarter of 2020.

We expect to advance EDP1815 into further inflammatory disease indications after the Phase 2 interim data analysis. Potential indications include psoriatic arthritis, axial spondylarthritis, rheumatoid arthritis atopic dermatitis and asthma.

EDP1066
EDP1066 is a monoclonal microbial candidate for inflammatory diseases. In April 2018 we initiated our ongoing Phase 1b placebo-controlled dose-escalating safety and tolerability study of EDP1066 in approximately 36 healthy volunteers and up to 96 subjects with mild to moderate psoriasis or atopic dermatitis. The primary endpoint of this trial is safety and tolerability. Prospectively defined secondary and exploratory endpoints include clinical measures of disease, cellular histological biomarkers and blood immune cell biomarkers taken from biopsies and blood samples, respectively, at the start and end of the 28-day dosing period.
In August 2019, we reported interim clinical data from two cohorts of mild to moderate psoriasis subjects from this Phase 1b trial. EDP1066 was well tolerated with no overall difference reported from placebo. In an analysis of the change over the dosing period of blood immune cell cytokine production following stimulation by lipopolysaccharide, an exploratory endpoint, subjects who received a 3.3g ("5x dose") of EDP1066 showed a reduction in cytokine production consistent with a pharmacodynamic effect. No reduction was observed in subjects receiving a 660mg ("1x dose") of EDP1066 or placebo. No effects were observed in the secondary endpoints of clinical measures of disease or cellular histological biomarkers at either the 660mg or 3.3g dose of EDP1066.
Based on this data and the EDP1815 psoriasis data reported in August 2019, we refocused the ongoing EDP1066 Phase 1b trial on the enrollment of a cohort of mild to moderate atopic dermatitis subjects to be dosed with a new formulation which demonstrated significantly higher potency in preclinical studies. We expect to report data from this cohort in the first quarter of 2020. There will be no further development of EDP1066 in psoriasis.
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

In November 2019, we announced that the microsatellite stable colorectal cancer cohort is fully recruited. No clinical responses have been evident, however, several patients in this cohort have experienced extended stable disease. Cellular infiltration biomarker changes were also observed in tumor biopsies taken from those patients during the EDP1503 monotherapy period, which are consistent with preclinical observations for EDP1503. We continue to monitor patients in this cohort.

Given newly approved treatments for triple-negative breast cancer, we anticipate that the majority of triple negative breast cancer patients to be recruited will have relapsed following prior PD-1/L1 therapy, similarly to those in the PD-1 relapsed cohort. We expect to report further clinical data from this trial in the first half of 2020.
In January 2019, the University of Chicago initiated a Phase 2a investigator-sponsored clinical study of EDP1503 in combination with KEYTRUDA in melanoma patients. The University of Chicago will enroll up to 70 PD-1-naïve and PD-1-relapsed melanoma patients in this study which is assessing the safety, tolerability and overall response rates achieved with EDP1503 in combination with KEYTRUDA. Additionally, the University of Chicago will evaluate immune response markers from biopsies taken during the study. Evelo is not issuing guidance related to this investigator-sponsored trial.
In addition to these ongoing clinical trials, we expect to initiate future additional clinical trials related to these product candidates and potential new product candidates. For instance, we expect to continue to conduct immuno-pharmacology clinical trials in healthy volunteers with EDP1066 and EDP1815.
Recent Collaboration Activities
On July 9, 2019, we entered into a Collaboration Agreement with Sacco, an affiliate of one of our existing contract manufacturing partners. Pursuant to the Collaboration Agreement, and subject to certain exceptions for pre-existing products for pre-existing customers, Sacco will manufacture and supply single strain, non-genetically modified microbes intended for oral delivery or oral use in pharmaceutical products exclusively for us for a period of five years. Sacco may terminate the agreement if the provision of manufacturing services has been, or is scheduled to be, inactive for a period of six consecutive months. We have agreed to pay Sacco an aggregate of €3.0 million, €0.6 million annually, during the exclusivity period.
Recent Financing Activities
On July 19, 2019 we entered into a Loan and Security Agreement, as amended with K2 HealthVentures LLC providing for up to $45.0 million in potential debt financing, the proceeds of which were used to prepay our entire existing outstanding loan balance, and additional amounts are intended for the advancement of our research and development activities related to our pipeline of oral biologics and for general corporate purposes. Under terms of the Loan Agreement, the aggregate principal amount of $45.0 million is available in three tranches of term loans of $20.0 million, $10.0 million, and $15.0 million, respectively. At closing on July 19, 2019, we borrowed $20.0 million, representing the first tranche under the 2019 Credit Facility. The second tranche will be available to us between December 1, 2019 and June 1, 2020. The third tranche will be available to us through January 15, 2021, subject to the achievement of certain clinical development milestones. Interest on the outstanding loan balance will accrue at a variable rate equal to the greater of (i) 8.65% and (ii) the prime rate as published in the Wall Street Journal, plus 3.15%. We are required to make monthly interest-only payments through February 2022. If we elect to draw the third tranche, the interest-only period is extended through August 2022. Subsequent to the interest-only period, we are required to make equal monthly principal payments plus any accrued interest until the loans mature in August 2024. Upon final payment or prepayment of the loans, we are required to pay a final payment equal to 4.3% of the loans borrowed.

Contemporaneous with the closing of the first tranche of funding described above, our $15.0 million loan balance outstanding under an existing credit facility, was repaid in full. In accordance with the agreement underlying the prior debt facility, we paid an additional 0.5% prepayment fee as additional expense.
Since our incorporation in 2014, we have devoted substantially all of our resources to developing our clinical and preclinical candidates, building our intellectual property portfolio and process development and manufacturing function, business planning, raising capital and providing general and administrative support for these operations. On May 11, 2018, we completed our IPO of 5,312,500 shares of our common stock at a public offering price of $16.00 per share. The net proceeds from the IPO were approximately $75.8 million. Prior to our IPO, we financed our operations primarily with proceeds from sales of convertible preferred stock to our equity investors and borrowings under a loan and security agreement, as amended, with a financial institution. Through September 30, 2019, we had received aggregate gross proceeds of $262.6 million from sales of common stock, convertible preferred stock and borrowings under our loan and security agreements.
We are a development stage company and have not generated any revenue. All of our product candidates are in early clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses and we continue to incur significant research and development and other expenses related to our operations. For the nine months ended September 30, 2019, our net loss was $21.6 million. As of September 30, 2019, we had an accumulated deficit of $176.3 million. We do not expect to generate revenue from sales of any products for the foreseeable future, if at all.
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
As of September 30, 2019, our principal source of liquidity is cash and cash equivalents, which totaled approximately $97.1 million. We expect that our existing cash and cash equivalents, along with the potential to borrow, at Evelo's election between December 1, 2019 and June 1, 2020, the second tranche of $10.0 million under the 2019 Credit Facility, will enable us to fund our planned operating expenses and capital expenditure requirements to the end of 2020. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.”
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
Interest Income (Expense), Net
Interest income (expense), net primarily consists of interest earned on our cash, cash equivalents and short-term investments balances offset by interest expense incurred on our debt. During each of the three and nine month periods ended September 30, 2019 and 2018, interest income (expense), net consisted primarily of interest earned on institutional money market instruments and U.S. treasury securities offset by interest at the stated rate on borrowings under our loan and security agreements and amortization of deferred financing costs and interest expense related to the accretion of debt discount.
Other Expenses
Other expenses for the three and nine months ended September 30, 2019 primarily consist of loss on extinguishment of debt related to unamortized debt discount and a prepayment penalty for the repayment of the prior debt facility. For the three and nine months ended September 30, 2018, other expenses consist of non-cash changes in the fair value of warrants issued in connection with our previous loan and security agreement with Pacific Western Bank, all of which were settled in 2018.
Income Taxes
Since our inception in 2014, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations
Comparison of the Three Months Ended September 30, 2019 and 2018
The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Operating expenses:
Research and development	$15,610	$11,227	$4,383
General and administrative	5,886	5,230	656
Total operating expenses	21,496	16,457	5,039
Loss from operations	(21,496)	(16,457)	(5,039)
Other (expense) income:
Interest income, net	81	600	(519)
Other expense	(218)	—	(218)
Other income (expense), net	(137)	600	(737)
Net loss	$(21,633)	$(15,857)	$(5,776)
Research and Development Expenses (in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Platform expenses	$4,182	$2,287	$1,895
Inflammation programs	5,039	3,759	1,280
Oncology programs	1,697	1,976	(279)
Research and development personnel costs (including stock-based compensation)	4,692	3,205	1,487
Total research and development expenses	$15,610	$11,227	$4,383
Research and development expenses were $15.6 million for the three months ended September 30, 2019, compared to $11.2 million for the three months ended September 30, 2018. The increase of $4.4 million was due primarily to an increase of $1.3 million in costs for our inflammation programs, driven primarily by clinical trial expenses, as well as an increase of $1.9 million in platform expenses in line with our strategy to maximize the potential of our platform. Personnel costs increased $1.5 million due primarily to increases in research and development headcount and compensation, including an increase of $0.2 million in stock-based compensation expense. These increases were partially offset by a decrease of $0.3 million for our oncology program due to the timing of clinical activity. We expect that our research and development expenses will continue to increase in the foreseeable future as we continue our clinical trials for our product candidates, initiate new clinical trials, continue discovery and development efforts for additional product candidates, hire additional research and development personnel and seek to increase manufacturing capabilities and possibly expand into additional therapeutic areas.

General and Administrative Expenses (in thousands):

	Three Months Ended September 30,
	2019	2018	Change
General and administrative personnel costs (including stock-based compensation)	$3,154	$2,372	$782
Professional fees	1,682	1,819	(137)
Facility costs, office expense and other	1,050	1,039	11
Total general and administrative expenses	$5,886	$5,230	$656
General and administrative expenses were $5.9 million for the three months ended September 30, 2019, compared to $5.2 million for the three months ended September 30, 2018. The increase of $0.7 million primarily reflects costs required to support our growing organization and public company status. Professional fees decreased $0.1 million, reflecting a decrease in consulting expenses offset by increases in legal and patent costs, including $0.6 million related to the ongoing post-grant review of a patent issued to the University of Chicago, as well as increases in other professional fees. Personnel costs increased by $0.8 million, due primarily to increases in general and administrative headcount and compensation. The increase in personnel costs includes an increase of $0.3 million in stock-based compensation expense. We expect general and administrative expenses to continue to increase due to higher personnel and related costs, professional fees, and consulting expenses in support of our continued growth.
Other Income (Expense), Net
Other income (expense), net for the three months ended September 30, 2019 was expense of $0.1 million compared to income of $0.6 million for the three months ended September 30, 2018. This change was primarily driven by an increase in interest expense due to a higher interest rate on a greater principal balance from our 2019 Credit Facility. Additionally, we recorded $0.2 million for extinguishment of debt due to the repayment of our prior debt facility in July 2019.
Net Loss
Net loss for the three months ended September 30, 2019 was $21.6 million, compared to $15.9 million for the three months ended September 30, 2018.
Comparison of the Nine Months Ended September 30, 2019 and 2018
The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Operating expenses:
Research and development	$46,751	$28,542	$18,209
General and administrative	16,936	13,568	3,368
Total operating expenses	63,687	42,110	21,577
Loss from operations	(63,687)	(42,110)	(21,577)
Other (expense) income:
Interest income (expense), net	1,032	1,013	19
Other expense	(218)	(406)	188
Other income (expense), net	814	607	207
Net loss	$(62,873)	$(41,503)	$(21,370)

Research and Development Expenses (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Platform expenses	$9,228	$6,117	$3,111
Inflammation programs	17,191	9,821	7,370
Oncology programs	6,723	3,905	2,818
Other program expenses	—	43	(43)
Research and development personnel costs (including stock-based compensation)	13,609	8,658	4,951
Total research and development expenses	$46,751	$28,544	$18,207
Research and development expenses were $46.8 million for the nine months ended September 30, 2019, compared to $28.5 million for the nine months ended September 30, 2018. The increase of $18.2 million was due primarily to increases of $7.4 million in costs for our inflammation programs, driven primarily by clinical trial expenses and external manufacturing costs, an increase of $2.8 million for our oncology programs, related primarily to increased costs associated with clinical development activities, as well as an increase of $3.1 million in platform expenses in line with our strategy to maximize the potential of our platform. Personnel costs increased $5.0 million due primarily to increases in research and development headcount and compensation, including an increase of $1.1 million in stock-based compensation expense.
General and Administrative Expenses (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
General and administrative personnel costs (including stock-based compensation)	$9,087	$6,474	$2,613
Professional fees	4,524	4,116	408
Facility costs, office expense and other	3,325	2,978	347
Total general and administrative expenses	$16,936	$13,568	$3,368
General and administrative expenses were $16.9 million for the nine months ended September 30, 2019, compared to $13.6 million for the nine months ended September 30, 2018. The increase of $3.4 million primarily reflects costs required to support our growing organization and public company status. Personnel costs increased by $2.6 million, due primarily to increases in general and administrative headcount and compensation, including an increase of $0.6 million in stock-based compensation expense. Professional fees increased $0.4 million, reflecting increases in legal and patent costs, including $1.1 million related to the ongoing post-grant review of a patent issued to the University of Chicago, as well as increases in other professional consulting fees. Facility, office and other costs increased $0.3 million, primarily due to increased costs to support corporate operational activities including the expansion of our leased space to support our continued growth.
Other Income (Expense), Net
Other income (expense), net for the nine months ended September 30, 2019 was income of $0.8 million, compared to $0.6 million for the nine months ended September 30, 2018. This change was primarily driven by a decrease in net other expense of approximately $0.2 million, driven by the prior period including expense associated with the change in fair value of our warrant liabilities which were settled in the prior year period, partially offset by debt extinguishment charges in the nine months ended September 30, 2019
Net Loss
Net loss for the nine months ended September 30, 2018 was $62.9 million, compared to $41.5 million for the nine months ended September 30, 2018.

Liquidity and Capital Resources
We have incurred losses and generated negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $21.6 million and $15.9 million for the three months ended September 30, 2019 and 2018, respectively. To date, we have financed our operations primarily with proceeds from the initial public offering of our common stock, sales of our convertible preferred stock to our equity investors and borrowings under our debt facilities. From our inception through September 30, 2019, we have received gross proceeds of $262.6 million from such transactions, including a net $20.0 million borrowed under our debt facilities. As of September 30, 2019, we had cash and cash equivalents of $97.1 million and an accumulated deficit of $176.3 million.
On June 3, 2019, we entered into a sales agreement with Cowen and Company, LLC, as sales agent, pursuant to which we may, from time to time, issue and sell up to an aggregate of $50.0 million of our common stock in “at-the-market” offerings. As of September 30, 2019, no securities had been issued pursuant to the sales agreement.
On May 11, 2018, we completed our IPO of 5,312,500 shares of common stock at a public offering price of $16.00 per share. The gross proceeds from the IPO were $85.0 million and the net proceeds were approximately $75.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.
On July 19, 2019 we entered into the 2019 Credit Facility with K2HV providing for up to $45.0 million of current and future potential debt financing. The aggregate principal amount is available in three tranches of term loans of $20.0 million, $10.0 million, and $15.0 million, respectively. At closing on July 19, 2019, we withdrew initial proceeds of $20.0 million representing the first tranche under the 2019 Credit Facility. The second tranche will be available to us between December 1, 2019 and June 1, 2020. The third tranche will be available to us through January 15, 2021, subject to the achievement of certain clinical development milestones.
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
We expect that our existing cash and cash equivalents, along with the capacity to borrow an additional $10.0 million under the 2019 Credit Facility, will enable us to fund our planned operating expenses and capital expenditure requirements to the end of 2020.
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

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash used in operating activities	$(52,986)	$(31,823)
Cash provided by/(used in) investing activities	52,433	(88,709)
Cash provided by financing activities	4,763	161,994
Net increase in cash, cash equivalents and restricted cash	$4,210	$41,462
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2019 was $53.0 million driven primarily by our net loss of $62.9 million partially offset by non-cash charges including stock-based compensation expense of $6.2 million and depreciation expense of $1.3 million and changes in components of working capital.
Net cash used in operating activities for the nine months ended September 30, 2018 was $31.8 million driven primarily by our net loss of $41.5 million. This was partially offset by a net change in working capital of $3.1 million, non-cash charges including stock-based compensation expense of $4.5 million, depreciation expense of $1.6 million, and a change in fair value of warrant liability and debt derivative of $0.4 million.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2019 was $52.4 million, primarily consisting of the maturity of investments totaling $55.0 million. This was partially offset by the purchase of capital equipment which totaled $2.6 million during the period.
Net cash used in investing activities for the nine months ended September 30, 2018 was $88.7 million, primarily consisting of the purchase of investments totaling $84.7 million. Additionally, the purchase of capital equipment totaled $4.2 million during the period, which was slightly offset by $0.2 million of cash received for the sale of equipment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2019 was $4.8 million, primarily due to proceeds from the issuance of long-term debt under our 2019 Credit Facility and proceeds from the issuance of common stock in connection with the exercise of option totaling $0.3 million, partially offset by the repayment of our prior debt facility.
Net cash provided by financing activities for the nine months ended September 30, 2018 was $162.0 million, primarily consisting of the net proceeds of $75.8 million from our IPO, net proceeds of $81.3 million from the issuance of our Series C Preferred Stock as well as net proceeds of approximately $5.0 million from the issuance of long-term debt, partially offset by a payment made for the settlement of a derivative liability of $0.3 million.
Contractual Obligations and Commitments
On July 19, 2019 we entered into the Loan Agreement with K2HV providing for up to $45.0 million of current and future potential debt financing in three tranches. At closing, we drew $20.0 million of proceeds which were available under the first tranche of this debt facility and contemporaneously repaid the entire $15.0 million outstanding under the 2016 Credit Facility, including a 0.5% prepayment fee. Under the Loan Agreement, a second tranche of $10.0 million will be available to us, at our election, between December 1, 2019 and June 1, 2020, subject to certain customary conditions, and a third tranche of $15.0 million will be available to us through January 15, 2021, subject to the achievement of certain clinical development milestones. Interest on the outstanding loan balance will accrue at a variable rate equal to the greater of (i) 8.65% and (ii) the prime rate as published in the Wall Street Journal, plus 3.15%. We are required to make monthly interest-only payments through February 2022 or, if the third tranche is drawn, August 2022. Subsequent to the interest-only period, principal payments will commence in March 2022 or September 2022, as applicable, with equal payments plus accrued interest being made by us in consecutive monthly installments until the loans mature in August 2024. Upon final payment or prepayment of the loans, we are required to make a final payment equal to 4.3% of the loans borrowed. At our option, we may prepay the loans in whole, subject to a prepayment fee of 2% of the amount prepaid or, if the prepayment occurs after the 18-month anniversary of the funding date of the loans, 1% of the amount prepaid. Based on the above and using our initial interest rate of 8.65%, minimum contractual interest and principal payments due under our 2019 Credit Facility from December 31, 2018 will total approximately: $0.6 million within 1 year; $3.5 million between 1 to 3 years; $17.1 million between 4-5 years; and $6.4 million thereafter.
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
There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K that was filed with the SEC on February 15, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Fluctuation Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2019, our cash and cash equivalents consisted of cash, money market accounts and U.S. treasury securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.
In July 2019, we received proceeds of $20.0 million under the 2019 Credit Facility. This term loan bears interest at a variable annual rate equal to the greater of (i) 8.65% and (ii) the prime rate plus 3.15%, thereby exposing us to interest rate risk. Based upon the prime rate at September 30, 2019 of 5.00% and considering the $20.0 million of borrowings described above, an immediate 10% change in the prime rate would have no impact on our interest to be paid annually and therefore would not have a material impact on our debt-related obligations, financial position or results of operations.
Foreign Currency Fluctuation Risk
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe.
Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation Fluctuation Risk
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2019 and 2018.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2019.
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
Since inception, we have incurred significant operating losses. Our net loss was $21.6 million and $62.9 million for the three and nine months ended September 30, 2019, respectively, and $56.9 million, $28.0 million and $13.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of September 30, 2019, we had an accumulated deficit of $176.3 million. Through September 30, 2019, we have financed our operations through private placements of our preferred stock, borrowings under our previous loan and security agreement with Pacific Western Bank and our current loan and security agreement with K2 HealthVentures LLC and other parties ("K2HV") and proceeds from our initial public offering which was completed in May 2018. We have devoted substantially all of our financial resources and efforts to developing our monoclonal microbial platform, identifying potential product candidates and conducting preclinical and clinical studies. We are in the early stages of developing our product candidates, and we have not completed the development of any monoclonal microbial therapies or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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
We expect that our existing cash and cash equivalents, along with the capacity to borrow an additional $10.0 million under the 2019 Credit Facility, will enable us to fund our planned operating expenses and capital expenditure requirements to the end of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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
Since our inception in 2014, we have devoted substantially all of our resources to identifying and developing our product candidates, building our intellectual property portfolio, process development and manufacturing function, planning our business, raising capital and providing general and administrative support for these operations. All of our product candidates are in clinical or preclinical development. We dosed the first subjects in our clinical trial of our first monoclonal microbial candidate in our inflammation portfolio, EDP1066, in April 2018, and commenced initial clinical trials for our second inflammation candidate, EDP1815, and our first oncology candidate, EDP1503, in the fourth quarter of 2018, but have not completed any clinical trials for these or any other product candidates. We have not yet demonstrated our ability to successfully complete any non-clinical toxicology study, Phase 1 clinical study, Phase 2 clinical study or any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control.
Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.
The terms of our loan and security agreements place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
We have a $45.0 million term loan credit facility with K2HV, (as amended, the "Loan Agreement") that is secured by a lien covering substantially all of our personal property, excluding intellectual property. Contemporaneous with the closing of the first tranche of funding under the Loan Agreement, we repaid the entire $15.0 million loan balance outstanding under our prior loan and security agreement with Pacific Western Bank. As of September 30, 2019, the outstanding principal balance under the credit facility is $20.0 million resulting from the closing of the first tranche of funding which occurred on July 19, 2019. The Loan Agreement contains customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries.
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
We are using our monoclonal microbial platform, with an initial focus on developing therapies in immunology, specifically inflammatory diseases, and also oncology. While we believe our preclinical and clinical studies to date have validated our platform to a degree, we are at an early stage of development and our platform has not yet, and may never lead to, approvable or marketable products. We are developing these product candidates and additional product candidates that we intend to use to treat broader immunological diseases, respiratory diseases, neuro-inflammation and degeneration, liver diseases, type I diabetes, food allergy, neurobehavior, cardiovascular disease and diseases of metabolism. We may have problems applying our technologies to these other areas, and our new product candidates may not demonstrate a comparable ability in treating disease as our initial product candidates. Even if we are successful in identifying additional product candidates, they may not be suitable for clinical development as a result of our inability to manufacture more complex monoclonal microbials, limited efficacy, unacceptable safety profiles or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. The success of our product candidates will depend on several factors, including the following:

•	completion of preclinical studies and clinical trials with positive results;

•	receipt of marketing approvals from applicable regulatory authorities;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

•	making arrangements with third-party manufacturers for, or establishing our own, commercial manufacturing capabilities;

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	entering into new collaborations throughout the development process as appropriate, from preclinical studies through to commercialization;

•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our products, if approved;

•	protecting our rights in our intellectual property portfolio;

•	operating without infringing or violating the valid and enforceable patents or other intellectual property of third parties;

•	maintaining an acceptable safety profile of the products following approval; and

•	maintaining and growing an organization of scientists and business people who can develop and commercialize our products and technology.
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
All of our product candidates are currently in clinical or preclinical development. We dosed the first subjects in our clinical trial of our first monoclonal microbial candidate in our inflammation portfolio, EDP1066, in April 2018, and commenced initial clinical trials for our second inflammation candidate, EDP1815, and our first oncology candidate, EDP1503, in the fourth quarter of 2018, but have not completed any clinical trials for these or any other product candidates. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the product development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failed clinical trial can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, in our initial clinical trials, investigationals drug products are being delivered in a capsule coated for targeted release in the small intestine. This formulation has not previously been clinically tested, nor are we able to dose mice with a capsule coated for targeted release in the small intestine. Our ongoing and planned clinical trials will be the first time this formulation is tested, and we cannot assure you that the results of this formulation will be consistent with the observations from our preclinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks.
The results from early clinical trials of product candidates may not predict the results that will be obtained in subsequent subjects or in subsequent human clinical trials of that product candidate. For example, in August and November 2019, we announced positive Phase 1b clinical data, as measured using certain secondary and exploratory endpoints, from our ongoing clinical trial of EDP1815 in subjects with mild to moderate psoriasis and also from our EDP1066 trial in subjects with mild to moderate psoriasis. Although the initial clinical data from these trials may be encouraging, the data are preliminary in nature, based on a limited number of people with psoriasis, and the Phase 1 studies are not complete. These data, or other positive data, may not continue for these people with psoriasis or occur for any future patients in these studies, and may not be repeated or observed in any future studies. There can be no assurance that these studies will ultimately be successful or support further clinical advancement of this product candidate.
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
We rely, and expect to continue to rely, on third parties, such as contract research organizations ("CROs"), clinical data management organizations, medical institutions, clinical investigators and potential pharmaceutical partners, to conduct and manage our clinical trials, including our clinical trials of EDP1066, EDP1815 and EDP1503.
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

•
the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; manufacturers are required to submit reports to the government by the 90th day of each calendar year;

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
Based on the number of shares of common stock outstanding as of September 30, 2019, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, shares representing approximately 73% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership control may have the effect of delaying, deferring or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
Changes in U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.
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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Evelo Biosciences, Inc.	8-K	001-38473	3.1	5/11/2018
3.2	Amended and Restated Bylaws of Evelo Biosciences, Inc.	8-K	001-38473	3.2	5/11/2018
10.1	Loan and Security Agreement between Pacific Western Bank and Evelo Biosciences, Inc., dated August 15, 2016, as amended on June 14, 2017, August 18, 2017, February 7, 2018, March 14, 2018 and April 18, 2019.	10-Q	001-38473	10.1	8/6/2019
10.2	Loan and Security Agreement by and among Evelo Biosciences, Inc. and the other borrowers party thereto, the lenders party thereto, K2 HealthVentures LLC, as administrative agent for such lenders, and Ankura Trust Company, LLC, as collateral agent for such lenders, dated July 19, 2019, as amended.	10-Q	001-38473	10.3	8/6/2019
10.3 †	Collaboration Agreement between Evelo Biosciences, Inc. and Sacco S.r.l., dated July 9, 2019.	10-Q	001-38473	10.4	8/6/2019
10.4	Amendment No. 1 to Exclusivity and Commitment Agreement between Evelo Biosciences, Inc. and Biose Industrie, dated as of August 1, 2019.					*
10.5	Letter Agreement between Evelo Biosciences, Inc. and David R. Epstein dated September 16, 2019.	8-K	001-38473	10.1	9/18/2019
10.6	Consulting Agreement between Evelo Biosciences, Inc. and David R. Epstein dated September 16, 2019.	8-K	001-38473	10.2	9/18/2019
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	XBRL Instance Document					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

EVELO BIOSCIENCES, INC.

Date: November 5, 2019	By:	/s/ Balkrishan (Simba) Gill, Ph.D.
Balkrishan (Simba) Gill, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 5, 2019	By:	/s/ Jonathan Poole
Jonathan Poole
Chief Financial Officer
(Principal Financial and Accounting Officer)