Form 10-K
period 2019-12-31
Evelo Biosciences, Inc.
filed 2020-02-14
CIK 1694665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
For the Fiscal Year Ended December 31, 2019
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
620 Memorial Drive,
Cambridge, Massachusetts 02139
(617) 577-0300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EVLO	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates was approximately $122.5 million based on the closing price of the registrant’s common stock on June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter.  The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant.  This determination of affiliate status is not a determination for other purposes.
As of February 7, 2020, there were 32,218,710 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

1

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative or plural of those terms, and similar expressions.
Forward-looking statements include, but are not limited to, statements about:

•	our status as a development-stage company and our expectation to incur losses in the future;

•	our estimates regarding our expenses, future revenues, anticipated future capital requirements and our need to raise additional funds;

•	our ability to build a pipeline of product candidates and develop and commercialize drugs;

•	our unproven approach to therapeutic intervention;

•	our ability to enroll patients and volunteers in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;

•	the timing, progress and receipt of data from our ongoing and planned clinical trials of EDP1815, EDP1503 and EDP1867 and the potential use of those candidates to treat various indications;

•	our ability to establish our own manufacturing facilities and to receive or manufacture sufficient quantities of our product candidates;

•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;

•	our ability to protect and enforce our intellectual property rights;

•	federal, state, and foreign regulatory requirements, including the U.S. Food and Drug Administration (the "FDA") regulation of our product candidates;

•	the timing of clinical trials and the likelihood of regulatory filings and approvals;

•	our ability to obtain and retain key executives and attract and retain qualified personnel;

•	our ability to successfully manage our growth; and

•	developments relating to our competitors and our industry.
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

ii

PART I
Item 1. Business
Overview
Evelo Biosciences is discovering and developing oral biologics that are intended to act on cells in the small intestine to produce systemic therapeutic effects. These cells play a central role in governing the immune, metabolic and neurological systems throughout the body. We refer to this relationship as the small intestinal axis, or SINTAX™. The importance of SINTAX as a therapeutic target has only recently become appreciated and we have built a platform to discover and develop novel oral biologics which target SINTAX. These therapeutics have the potential to be effective, safe and affordable medicines and to transform the treatment of major diseases, driving profound benefits to patients and society.
Our first product candidates are monoclonal microbials: orally delivered pharmaceutical compositions derived from naturally occurring, specific single strains of microbes. Monoclonal microbials engage immune cells in the small intestine and drive changes in systemic biology without systemic exposure and without colonizing the gut. We have observed in preclinical studies that specific monoclonal microbials can downregulate or upregulate immune responses throughout the body by acting on SINTAX.
We believe that monoclonal microbials have the potential to address patient needs at all stages of disease due to their potentially superior characteristics over current therapies:

•
Each of our monoclonal microbial clinical candidates acts through multiple clinically relevant and validated biological pathways in preclinical models. By acting on multiple pathways simultaneously, we believe monoclonal microbials could impact disease in ways that are not possible with current single-target or dual-target therapies.

•
We believe our monoclonal microbials are likely to be well-tolerated given that they are derived from naturally occurring, specific single strains of human microbes that engage immune cells in the small intestine and drive changes in systemic biology without systemic exposure and without colonizing the gut. Our initial clinical data supports this potential and if we are able to validate this profile in future clinical trials, we believe monoclonal microbials have the potential to be used at all stages of disease and in many more patients than current immunomodulatory drugs.

•
Our discovery and development of monoclonal microbials has the potential to be more efficient than other therapeutic classes such as cell therapy, monoclonal antibodies and small molecules. We believe that monoclonal microbials do not require the lengthy target validation and compound discovery requirements of conventional drug discovery.

In August 2019 and November 2019, we reported positive interim clinical data from two cohorts in the ongoing Phase 1b trial of EDP1815, an investigational monoclonal microbial for the treatment of inflammatory diseases. Each cohort consisted of individuals with mild to moderate psoriasis who received either a low dose or high dose of EDP1815 or placebo. EDP1815 was well-tolerated in both cohorts, with no overall difference reported from placebo. A reduction in mean lesion severity score ("LSS") and Psoriasis Area and Severity Index ("PASI") score was observed at the end of the 28-day dosing period in both cohorts of individuals dosed with EDP1815. In the high dose cohort alone, individuals dosed with EDP1815 showed a continued reduction in both mean LSS (of 24% vs. placebo of 7%) and PASI score (of 21% vs. placebo of 3%) at 42 days, two weeks after completion of dosing, which we believe may be indicative of sustained clinical activity and dose response. Based on the strength of these data, we plan to advance EDP1815 into a Phase 2 clinical trial in the second quarter of 2020.
We are also developing an investigational monoclonal microbial, EDP1503, in oncology. We initiated our clinical trial of EDP1503 in combination with KEYTRUDA® (pembrolizumab) in multiple oncology indications in December 2018. In November 2019, we announced that the microsatellite stable colorectal cancer cohort has been fully recruited. No complete or partial clinical responses have been evident, however, several individuals in this cohort have shown extended stable disease. Changes in cellular infiltration biomarkers were also observed in tumor biopsies taken from these individuals during the EDP1503 monotherapy period, which we believe are consistent with preclinical observations for EDP1503. We continue to monitor individuals in this cohort and we expect to report additional clinical data during the first half of 2020.
We continue to nominate potential clinical candidates from our discovery program for development, alongside our broad research efforts to uncover the full potential of targeting SINTAX. For example, we expect to initiate a Phase 1b clinical trial evaluating EDP1867, a non-replicating monoclonal microbial clinical candidate designed to address inflammatory diseases, in individuals with asthma in the second half of 2020. EDP1632, a monoclonal microbial candidate for neuro-inflammatory diseases, is also advancing through preclinical development. We have also nominated our first clinical candidate utilizing a reduced form of monoclonal microbials, EDP2939.
We believe monoclonal microbials and our platform targeting SINTAX have broad potential utility beyond our initial therapeutic focus areas of inflammatory diseases and oncology. We plan to explore opportunities in which our platform has the potential to transform the treatment of diseases, in areas like neuroinflammation and metabolism.

Our ongoing and planned clinical trials for our current product candidates are illustrated below.
Notes:
(1) We intend to evaluate EDP1815 in additional indications pending the results of interim data from the planned EDP1815 Phase 2 clinical trial. Potential indications include psoriatic arthritis, axial spondyloarthritis and rheumatoid arthritis.
(2) The Phase 1/2 study of EDP1503 in combination with KEYTRUDA is being conducted in a clinical collaboration with MSD International GmbH, an affiliate of Merck & Co, Inc, ("Merck").
Our Strategy
Our goal is to create and develop a new class of therapies that has the potential to transform the treatment of a broad range of diseases by targeting SINTAX.
Key elements of our strategy:

•
Explore the full potential of SINTAX to create an expansive and diversified product portfolio. We believe targeting SINTAX has applicability across a broad range of disease areas and we are committed to pursuing opportunities in which our platform has the potential to transform their treatment. Our initial focus is on inflammatory diseases and oncology. We intend to expand into other disease areas, such as autoimmune diseases, respiratory diseases, neuro-inflammation and degeneration, liver diseases, type I diabetes, food allergy, neurobehavior, cardiovascular disease and diseases of metabolism.

•
Develop best-in-class therapies to improve outcomes across various stages of disease. We intend to develop best-in-class orally delivered therapies and explore the potential of monoclonal microbials across the full spectrum of disease severity, not only in patients with severe or advanced disease. We intend to pursue what we believe to be the inherent advantages of monoclonal microbials to enable use in all stages of disease.

•
Advance and scale our monoclonal microbials platform. We plan to continue to invest in our platform, which integrates microbiology, immunology and computational biology capabilities. We intend to expand the diversity of our monoclonal microbial library and enhance our proprietary in vitro and in vivo models to optimize selection of our future product candidates. Our manufacturing processes are designed to ensure the quality and scalability of our product candidates. We plan to continue to invest in novel methods for process development, manufacturing and formulation for our monoclonal microbials. In the future, we intend to invest in clinical and commercial scale manufacturing. We plan to leverage the efficiency of our integrated capabilities to accelerate the clinical development of product candidates.

•
Strengthen and expand our intellectual property to protect our platform and product candidates. We have exclusive rights to our technologies including issued composition of matter and method of use patents in the United States for our product candidates. We intend to pursue patent protection for our scientific innovations and to maintain a strong and broad estate of patents and trade secrets in the United States and other geographies.

•
Collaborate to realize the potential of SINTAX and monoclonal microbials. We intend to continue to seek collaborations with academic groups, biotech and pharmaceutical companies to realize the value of our broad platform and extend the range of our development activities and disease areas in a timely and cost-effective manner. We plan to commercialize products in multiple geographies both on our own and with collaborators.

The Immune System and the Use of Immunotherapy in Disease
Immunology and Current Immunotherapy
The immune system consists of many different cell types that act together as a coordinated system constantly scanning for, identifying and responding to both human and microbial signals. Immune cells, including different types of T-cells, circulate throughout the body via the lymphatic system searching for signs of disease or infection. When this immune surveillance is functioning correctly, immune cells recognize and destroy both pathogens and cancer cells. However, when the immune system responds excessively, diseases such as psoriasis, rheumatoid arthritis, asthma, inflammatory bowel disease and multiple sclerosis can result. Conversely, an inadequate immune system response may allow various types of cancer and infections to progress unchecked.
Advances in our understanding of how the immune system affects a broad spectrum of disease has resulted in the development of immunotherapies, which are medicines that reduce, suppress, elicit or amplify specific immune responses. Antibody-based immunotherapies for inflammatory diseases and oncology have fundamentally changed the treatment landscape for patients. For example, anti-TNFα antibodies are widely used to treat moderate to severe stages of many inflammatory diseases. In 2018, two of the five top selling drugs worldwide were anti-TNFα antibodies, with HUMIRA alone generating worldwide annual net sales of $19.9 billion. In oncology, checkpoint inhibitor antibodies, including those targeting the programmed cell death protein/ligand 1, or PD-1/PD-L1 pathways, block the tumor’s ability to suppress the immune response. They have improved the treatment of many cancers and are expected as a class to reach peak annual net sales of $30 billion by 2025. While existing immunotherapies have been successful in treating inflammatory diseases and oncology, there remains a substantial unmet need for a majority of patients.
Emergence of a Broad New Opportunity in Immunotherapy
Until recently, immunotherapeutic approaches have largely ignored one of the body’s naturally-evolved routine immunological processes and its associated immune organ—the gut, and specifically the small intestine. Immunomodulation through the small intestine has the potential to address certain limitations of current immunotherapies by acting on multiple naturally evolved and clinically relevant pathways. We believe this novel approach presents advantages, including potentially minimizing adverse events, enhancing patient convenience and targeting multiple immune pathways simultaneously. We believe that a novel class of therapeutics with these attributes has the potential to be transformative in treating a broad range of immune-mediated diseases. Furthermore, we believe this approach could also expand the use of immunotherapies for the treatment of patients with earlier stages of disease.
SINTAX is Central to Human Biology and Immunology
The small intestine is the largest part of the immune system. Specific types of immune cells, such as dendritic cells and macrophages, are resident in the tissue of the small intestine. They sample specific contents in the interior of the small intestine, which is called the lumen. These immune cells then migrate to lymph nodes where they condition other important immune cells, including T-cells. These conditioned T-cells then travel throughout the body via the lymphatic system to impact disease. We believe SINTAX provides an opportunity for immunomodulation throughout the body after oral delivery of products that remain physically restricted to the lumen and lymphoid tissues of the gut. Immunomodulation via SINTAX may represent an underappreciated opportunity to drive therapeutically relevant immune responses throughout the body.
SINTAX and Microbes
Microbes in the human gut are single-cell organisms that have co-evolved with the human immune system. Many human immune cells are programmed to sense and respond to microbes that they contact in the small intestine. Research in mucosal immunology has revealed that microbial interactions in the small intestine can drive activity in SINTAX.
Multiple mechanisms for direct interactions between microbes and immune cells in the small intestine have been demonstrated. We believe that dendritic cells and macrophages in the lymphoid tissues of the small intestine are key target cells of immunomodulatory microbes. The small intestine has a large surface area and thin and diffuse mucus layer, which allows for close contact between microbes and immune cells. Dendritic cells are a specialized type of immune cell that survey the body’s tissues, detecting and presenting antigens to T-cells. Macrophages can take on many functional forms depending on the conditioning of their environment in the body and are important for both anti-inflammatory and anti-tumor immunity. Immune cells, such as dendritic cells and macrophages, can extend protrusions through junctions between epithelial cells in the lining of the small intestine. These protrusions come into direct contact with and sample the microbial contents of the small intestine lumen. These immune cells then migrate to mesenteric lymph nodes where they come into contact with T-cells. Dendritic cells and macrophages that have been primed by exposure to microbes in the gut, condition T-cells within the mesenteric lymph node and push them towards an inflammatory or immunoregulatory phenotype depending on the specific strain of the microbe. Conditioned T-cells continue to move through the body via the lymphatic system to other parts of the body where they may act in local tissue to modulate an immune response.

Figure 1: The small intestine and microbes. The small intestine is connected to many other parts of the body via the lymphatic system in green. The cross-section of the small intestine depicts (1) sampling of microbes in the small intestine by dendritic cells and macrophages, (2) conditioning of T-cells by dendritic cells and macrophages in the lymph node, and (3) migration of conditioned T-cells to other areas of the body.
Several of our academic collaborators have explored the functional consequences of the interactions between immune cells and single strains of microbes in the gut. Veena Taneja, Ph.D. and Joseph Murray M.D. of Mayo Clinic showed that an orally administered strain of Prevotella histicola modulated immune function in mouse models of rheumatoid arthritis and multiple sclerosis. In the field of immuno-oncology, Thomas Gajewski, M.D., Ph.D. and his group at the University of Chicago conducted an experiment in which a single strain of orally administered Bifidobacterium had equivalent activity to an anti-PD-L1 antibody and additive activity in combination in a mouse model of melanoma. We believe these and other examples from the academic literature support our theory that single strains of microbes can act on SINTAX to suppress or activate immune responses throughout the body. Our Phase 1 clinical data to date also support this theory.
Monoclonal Microbials as a Potential New Class of Oral Biologic Medicines
Our company was founded to discover and develop therapies that act on SINTAX. We aim to develop therapies based on our observations on the central role of the small intestine in modulating immune activity throughout the body and the equally important role of microbes as key modulators of SINTAX.
We have developed the tools to isolate, select, and develop specific microbes that have historically been difficult to identify, isolate and culture. This extends from microbial isolation to monoclonal microbial manufacturing. We have developed proprietary insights and tools that enhance our ability to produce pharmaceutical compositions of monoclonal microbials at scale. This allows us to deliver potentially therapeutic doses of our appropriately formulated strain.
We are developing monoclonal microbials and a reduced form of monoclonal microbials to engage cells in the small intestine and drive changes in systemic biology by either downregulating or upregulating immune responses for the treatment of disease. Monoclonal microbials and a reduced form of monoclonal microbials are orally delivered pharmaceutical compositions of specific strains of microbes derived from a single clone of naturally occurring microbes.
We believe key features and advantages of our monoclonal microbial product candidates are:

•
Single strain. Our product candidates are pharmaceutical compositions of single strains of microbes that we have selected for their specific immunomodulatory properties. We extensively characterize the ability of our product candidates to elicit a desired immunomodulatory effect.

•
Orally administered formulation. We intend to deliver our initial product candidates orally in formulations designed for targeted release of the monoclonal microbials to specific regions within the small intestine. Patients typically prefer oral administration to intravenous infusion, subcutaneous injection, and topical administration, which we believe will facilitate the adoption of our product candidates, if approved.

•
Limited systemic exposure. In preclinical studies, we observed that monoclonal microbials had limited systemic exposure, that they cleared from the gut within 24 to 48 hours and that colonization was not required for beneficial activity. We believe that these factors suggest that monoclonal microbials may have limited systemic off-target side-effects. Our Phase 1b clinical data support this potential.

•
Action on multiple clinically relevant and validated pathways. Our preclinical data have shown that monoclonal microbials may act simultaneously on multiple clinically relevant and validated biological pathways. The diseases we intend to treat are multifactorial, and we believe that our potential therapies will be advantageous over single-target treatments.

Given these expected features, we believe that monoclonal microbial therapies may have a number of advantages in comparison to other immunotherapies such as antibodies, cell therapies and small molecules.
Monoclonal Microbial Platform
We have developed an integrated platform designed to identify individual strains of microbes capable of modulating the immune system by acting on SINTAX when administered at pharmacologically active doses and appropriately formulated. We use the process development and formulation capabilities of our platform to develop selected microbes as product candidates.
Our proprietary monoclonal microbial platform is comprised of the following four key areas:
Candidate discovery. We have assembled a proprietary library of diverse strains of microbes. The continuing accrual of strains in our library is from human mucosal and small intestinal sources in order to benefit from the co-evolution of microbes and the human immune system. We also add to our library through selective licensing agreements and collaborations with academic partners. The proprietary tools within our platform are designed to identify and characterize selected microbes using in vitro, in vivo and ex vivo assays. Proprietary in vitro assays simulate the interactions between microbes and human immune cells, allowing us to evaluate the immunological activity of each microbial strain in relevant experimental systems. Our in vitro assays can screen hundreds of microbes, producing more than 150 data points per strain, including levels of pro-inflammatory and anti-inflammatory cytokines and chemokines. This assists our comprehensive selection process to identify candidates for testing in relevant animal models.
Product form. The activity of our monoclonal microbials observed in preclinical studies has been driven by engagement with and modification of immune cells in the small intestine. This activity has not been reliant on engraftment (or colonization) as we have observed that our monoclonal microbials passed through the gut and did not distribute around the body or engraft in the gut. Furthermore, this preclinical activity was observed to be independent of the ability of our monoclonal microbials to replicate. From this observation, we believe that monoclonal microbial activity is likely driven by recognition of structural motifs by immune cells in the small intestine. Our candidate selection process may include an additional manufacturing step for our monoclonal microbial candidates to develop them as non-replicating product candidates, such as EDP1867. We are also researching the potential of reduced forms of our monoclonal microbials to target SINTAX. Preclinical studies suggest that this approach may further improve potency and activity and we are currently advancing EDP2939, our first product candidate based on a reduced form of monoclonal microbials, through preclinical development.
Formulation. Our first clinical product candidates are formulated as capsules containing lyophilized powder for targeted release in the small intestine. We intend to continuously invest in formulation to improve the delivery of our product candidates and enhance their ability to target and act on SINTAX.
Process development and manufacturing. Process development and manufacturing are critical for the translation of monoclonal microbials into therapies. Our expertise and investments in pilot scale manufacturing have allowed us to mitigate challenges inherent to monoclonal microbial manufacturing at clinical scale. Major challenges include limited understanding and characterization of applicable microbes; strict anaerobic growth conditions required by certain microbes, many of which have never before been fermented; and temperature and oxygen sensitivities that affect downstream processing. We believe that our approach to these challenges may enable us to accelerate the process from strain identification to clinical supply.

Process development is integrated into our research activities, combining discovery and downstream development. We believe we have achieved control of quality, identity, purity, and potency throughout the process of strain selection, fermentation, formulation, and pharmacology, with high yield. Importantly, we believe our manufacturing processes enable us to produce a drug substance that is pharmacologically active in the form of a lyophilized powder, which is suitable for production in accordance with the FDA good manufacturing practice ("cGMP") regulations. For each of our clinical product candidates, we have observed therapeutic activity in lyophilized powder form in relevant preclinical mouse models.
We have been able to manufacture monoclonal microbials in a relatively short timeframe compared to other biologic therapies, which we believe may accelerate our speed into the clinic. Additionally, we believe that we may be able to cost-effectively manufacture monoclonal microbials.
Product Development Strategy and Portfolio
We are advancing monoclonal microbials to potentially treat a spectrum of immune-mediated diseases with an initial focus on inflammatory diseases and oncology. We expect our initial clinical trials for our product candidates to provide information on safety, tolerability, pharmacodynamic responses and biomarkers of immune response in multiple indications with different pathologies and sites of disease. This may allow for expansion into a broad range of clinical indications, which could enable us to capture the breadth of clinical value.
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

Notes:
(1) We intend to evaluate EDP1815 in additional indications pending the results of interim data from the planned EDP1815 Phase 2 clinical trial. Potential indications include psoriatic arthritis, axial spondyloarthritis and rheumatoid arthritis.
(2) The Phase 1/2 study of EDP1503 in combination with KEYTRUDA is being conducted in a clinical collaboration with Merck.
Inflammatory Diseases Portfolio
We have three candidates in development for inflammatory diseases. EDP1815 is a monoclonal microbial currently in Phase 1b development and is expected to enter a Phase 2 trial in the second quarter of 2020. In December 2018, we nominated EDP1867, a non-replicating monoclonal microbial candidate for inflammatory diseases, which we expect to advance into a Phase 1b asthma study in the second half of 2020. In December 2019, we nominated EDP2939 as a candidate for inflammatory disease. EDP2939 is our first product candidate based on a reduced form of monoclonal microbials. In February 2020, we discontinued development of EDP1066.

EDP1815
EDP1815 is a monoclonal microbial candidate for inflammatory diseases. In November 2018 we initiated our ongoing Phase 1b placebo-controlled dose-escalating safety and tolerability study of EDP1815 in 24 healthy volunteers and up to 108 individuals with mild to moderate psoriasis or atopic dermatitis. The primary endpoint of this trial is safety and tolerability. Prospectively defined secondary and exploratory endpoints include clinical measures of disease, cellular histological biomarkers and blood immune cell biomarkers taken from biopsies and blood samples, respectively, at the start and end of the 28-day dosing period. Safety and tolerability, and secondary clinical endpoints are also measured at day 42, two weeks after completion of dosing.
In August 2019, we reported positive interim data from this Phase 1b trial from an initial cohort of 12 individuals with mild to moderate psoriasis dosed once per day for 28 days with 550mg (low dose) of the enteric capsule formulation of EDP1815 or placebo. EDP1815 was well tolerated in this cohort with no overall difference reported from placebo.
At the end of the 28-day dosing period, individuals dosed with EDP1815 showed a reduction in mean LSS at 28 days of 2 points (p<0.05), compared to a mean increase of 0.25 points in individuals who received placebo. LSS reductions over the dosing period of individuals dosed with EDP1815 ranged from 0-67 percent. LSS, a secondary endpoint, is a component of the PASI score and measures redness, thickness, and scaling of an individual psoriatic lesion and is a sensitive clinical measure for individuals with mild to moderate disease. Trends consistent with the LSS reductions were observed in the reduction of the PASI scores in individuals treated with EDP1815 compared to individuals treated with placebo.
In November 2019, we reported additional positive interim clinical data from this ongoing Phase 1b trial in a cohort of 18 individuals with mild to moderate psoriasis who were randomized 2:1 to receive a daily dose of 2.76g (high dose) of the enteric capsule formulation of EDP1815 or placebo for 28 days.
EDP1815 continued to be well tolerated in this cohort, with no overall difference reported from placebo. At the end of the 28-day dosing period, the high dose cohort showed a mean reduction in LSS consistent with previously reported data from the low dose cohort.
Two weeks following the completion of the dosing period, at day 42, the high dose cohort showed continued reductions from baseline in both mean LSS and PASI, which may be indicative of sustained clinical activity and dose response.
A summary of the LSS and PASI results are shown in the tables below.
Mean (+/-SE) Percentage Change in LSS vs. Start of Dosing Period (1)

	n	At end of 28-day dosing period	At day 42
Placebo (2)	10	0.6% (9.0%)	-7.2% (6.2%)
EDP1815 (high dose)	12	-15.1% (6.4%)	-24.1% (7.1%)
EDP1815 (low dose)	8	-22.8% (9.9%)	-9.0% (12.7%)
Mean (+/-SE) Percentage Change in PASI vs. Start of Dosing Period (1)

	n	At end of 28-day dosing period	At day 42
Placebo (2)	10	-1.0% (13.2%)	-3.3% (14.8%)
EDP1815 (high dose)	12	-16.0% (8.1%)	-20.7% (8.2%)
EDP1815 (low dose)	8	-16.0% (8.3%)	-9.7% (11.3%)
Notes:
(1) This study was not powered to detect statistically significant differences in clinical effect between treatment groups.
(2) Represents the combination of placebo arms from the low dose (n=4) and high dose (n=6) cohorts.
A range of histological and molecular biomarkers were measured in the low dose and high dose cohort, with trends in line with the clinical activity of EDP1815 observed in the low dose cohort.
We expect to report additional data from the Phase 1b trial in a cohort of up to 24 individuals with psoriasis to be dosed with the new formulation of EDP1815. Data from this cohort will be available in the second quarter of 2020. We also expect to report data from a cohort of up to 24 subjects with mild to moderate atopic dermatitis dosed with the new formulation of EDP1815 in the second quarter of 2020.

Based on feedback from the FDA and the U.K. Medicines and Healthcare products Regulatory Agency (the "MHRA") we plan to advance EDP1815 into a Phase 2 dose ranging study, evaluating three doses of a new formulation of EDP1815 versus placebo in approximately 180 individuals. The primary endpoint of the study will be the mean reduction in PASI score at 16 weeks. Other clinical measures of psoriasis will also be evaluated. We expect to initiate the Phase 2 clinical trial in the second quarter of 2020, and to announce interim data by the end of 2020. Clinical data from this study may enable us to advance directly into Phase 3 registrational studies in 2021, subject to end of Phase 2 discussions with regulatory agencies.
We intend to evaluate EDP1815 in further inflammatory disease indications, depending on the results from a planned interim data analysis from the Phase 2 trial. Potential indications include psoriatic arthritis, axial spondyloarthritis and rheumatoid arthritis. We also expect to continue to conduct immuno-pharmacology clinical trials in healthy volunteers with EDP1815.
EDP1867
EDP1867 is a non-replicating monoclonal microbial candidate for inflammatory diseases. EDP1867 was selected from a broad screen of single strains of microbes in in vitro cellular assays and in vivo models of inflammation.
In preclinical studies EDP1867 was shown to resolve TH2-dependent inflammation which underlies atopic diseases and a large spectrum of asthma. We expect to initiate a Phase 1b clinical trial in individuals with asthma in the second half of 2020.
EDP1066
EDP1066 is a monoclonal microbial candidate for inflammatory diseases. In April 2018 we initiated a Phase 1b placebo-controlled dose-escalating safety and tolerability study of EDP1066 in 36 healthy volunteers and up to 96 subjects with mild to moderate psoriasis or atopic dermatitis which is now complete. EDP1066 was well tolerated with no overall difference reported from placebo in both mild to moderate atopic dermatitis and mild to moderate psoriasis.
We observed changes in biomarkers of inflammation, an exploratory endpoint, consistent with a pharmacodynamic effect in a cohort of individuals with mild-to-moderate atopic dermatitis treated with a high dose of the new formulation of EDP1066 which were greater than those previously observed in a cohort of individuals with mild-to-moderate psoriasis treated with a high dose of the original formulation of EDP1066. No effects were observed in either cohort in the secondary endpoints of clinical measures of disease. Based on this data, we have decided to discontinue development of EDP1066.
Inflammation Preclinical Data
Each of our inflammatory disease monoclonal microbial candidates have demonstrated the ability to simultaneously impact multiple pathways and associated cytokines in preclinical assays, suggesting that they may have broader applicability than individual cytokine-directed therapies. In addition, anti-inflammatory cytokines such as IL-10 and IL-27 can inhibit the production of pro-inflammatory cytokines. Certain of our product candidates induced increased production of IL-10 and IL-27 in preclinical assays.
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
Oncology Portfolio
We have advanced monoclonal microbial candidate, EDP1503, into two clinical trials in individuals with multiple cancer types.
EDP1503
In December 2018, we initiated our ongoing Phase 1/2 open-label study of EDP1503 in combination with KEYTRUDA (pembrolizumab), Merck's anti-PD-1 therapy, in three cohorts of individuals: microsatellite stable colorectal cancer; triple-negative breast cancer; and individuals with multiple tumor types who have relapsed on prior PD-1/L1 inhibitor treatment. We plan to enroll up to 120 subjects in this study which is designed to evaluate the safety and tolerability, immune response markers and overall response rates achieved with EDP1503 in combination with KEYTRUDA.
In November 2019, we announced that the microsatellite stable colorectal cancer cohort has been fully recruited. Several individuals in this cohort have shown extended stable disease although no formal clinical responses have been evident. Cellular infiltration biomarker changes were also observed in tumor biopsies taken from these individuals during the EDP1503 monotherapy period, which we believe are consistent with preclinical observations for EDP1503. We continue to monitor individuals in this cohort.
Given newly approved treatments for triple-negative breast cancer, we anticipate that the majority of individuals with triple negative breast cancer to be recruited will have relapsed following prior PD-1/L1 therapy, similar to those in the PD-1 relapsed cohort. We expect to report further clinical data from this trial in the first half of 2020.
In January 2019, the University of Chicago initiated a Phase 2a investigator-sponsored clinical study of EDP1503 in combination with KEYTRUDA in individuals with melanoma. The University of Chicago plans to enroll up to 70 individuals who are PD-1-naïve and PD-1-relapsed melanoma in this study which is designed to evaluate the safety, tolerability and overall response rates achieved with EDP1503 in combination with KEYTRUDA. Additionally, the University of Chicago will evaluate immune response markers from biopsies taken during the study. We are not issuing guidance related to this investigator-sponsored trial.
Oncology Preclinical Data
Preclinical data suggests that EDP1503 is active through different immune mechanisms beyond those targeted by checkpoint inhibitors, such as PD-1/PD-L1, or cytotoxic T-lymphocyte associated protein 4 inhibitors. Research suggests that checkpoint inhibition prevents the downregulation of the immune system induced by tumors. In preclinical models, we observed that EDP1503 stimulated upregulation of the immune response to tumors. Oral administration of EDP1503 in preclinical mouse models appeared to delay tumor progression to a similar extent as checkpoint inhibitors using different immune mechanisms. In mouse models, EDP1503 had additive effects when combined with a checkpoint inhibitor.
We believe that our existing and potential monoclonal microbial product candidates have the potential to broaden the base of cancer immunotherapy. EDP1503 preclinical data suggests a variety of effects in mouse tumor models, including upregulation of CD8+ T-cell infiltration, increased intratumoral pro-inflammatory chemokines, upregulation of MHC Class I expression and augmentation of NK cell infiltration. We believe that the ability of a monoclonal microbial to induce these effects across multiple pathways makes it an attractive combination candidate for checkpoint inhibitors relative to other immunotherapies in development that target a single pathway.
Manufacturing
We have developed proprietary methods for the manufacture of pharmacologically active monoclonal microbials and reduced forms of monoclonal microbials that are scalable and transferable to cGMP manufacturing facilities. Monoclonal microbials are isolated, proliferated and purified in a manner analogous to the manufacture of pharmaceutical drugs. Monoclonal microbials and reduced forms of monoclonal microbials maintain their therapeutic effect through the manufacturing process, which produces drug substance in a powder form that makes our candidates suitable for oral administration, for instance in the form of a capsule, tablet or powder. Additionally, we believe we have established robust analytical methods to assess the identity, strength and purity of monoclonal microbials. We expect that these controlled manufacturing processes and analytical methods will allow us to produce and release cGMP batches of material with consistent quality.
Our internal manufacturing capabilities include production of non-GMP materials for in vitro and in vivo preclinical assessment of product candidates. We currently use third-party manufacturers for the production of materials for clinical studies. Our internal personnel have cGMP manufacturing experience to ensure efficient technology transfer and oversee the development and manufacturing activities conducted by third-party manufacturers. Our agreements with third-party manufacturers include confidentiality and intellectual property provisions to protect our proprietary rights to our monoclonal microbial candidates.

We expect our third-party manufacturers to meet manufacturing requirements and drug supply required by our clinical studies. In some instances, we have reserved resources from third-party manufacturers for the development and manufacture of our monoclonal microbial candidates for near-term clinical programs. We believe that these relationships are integral to ensuring reliable, high-quality drug supply for clinical development.
While we do not have a current need for commercial manufacturing capacity, we intend to evaluate both building internal capabilities and contracting with third-party manufacturers at the appropriate time.
Process development and manufacturing are critical for the development of monoclonal microbials and reduced forms of monoclonal microbials. We believe our internal expertise and external partnerships have allowed us to address unique challenges associated with monoclonal microbial manufacturing. Some of these major challenges include limited prior know-how in the field for novel microbes, strict anaerobic growth conditions required by many commensal microbes and temperature and oxygen sensitivities that affect downstream processing.
Our proprietary methods for the manufacture of pharmacologically active monoclonal microbials address these three challenges. Many human commensals are strict anaerobes with no development precedent. Process development of commensal microbes requires strong technical expertise in microbiology and anaerobic fermentation. We are pioneering strict anaerobic bioprocessing technologies that can allow for rapid development of reproducible manufacturing processes. We continue to optimize processes across a wide range of parameters including media, temperature, pH, and harvest conditions.
Our monoclonal microbial manufacturing processes consist of drug substance and drug product manufacturing. We have established expertise across all aspects of drug substance manufacturing operations including cell banking, fermentation, cell separation and lyophilization. We have also advanced knowledge related to drug product manufacturing and our drug product has demonstrated stability under long-term storage conditions. We will continue to advance novel formulation technologies for enhanced delivery and activity in future trials.
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
We plan to continue to expand our intellectual property estate by filing patent applications directed to pharmaceutical compositions, methods of treatment, methods of manufacture, and methods for patient selection created or identified from our ongoing development of our product candidates, as well as discoveries based on our proprietary platforms. Our success will depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce any patents that we may obtain, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how and continuing technological innovation to develop and maintain our proprietary position and, in the future, may rely on or leverage in-licensing opportunities.
The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent may be challenged in courts after issuance. Moreover, many jurisdictions permit third parties to challenge issued patents in administrative proceedings, which may result in narrowing or even cancellation of patent claims. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or at all, whether the claims of any patent applications, should they issue, will cover our product candidates, or whether the claims of any issued patents will provide sufficient protection from competitors or otherwise provide any competitive advantage, or, if challenged, in courts or administrative proceedings, be determined to be invalid or unenforceable.
Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially even longer, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries and patent application filings, we cannot be certain of the priority of inventions covered by pending patent applications. Accordingly, we may not have been the first to invent the subject matter disclosed in some of our patent applications or the first to file patent applications covering such subject matter, and we may have to participate in interference proceedings or derivation proceedings declared by the United States Patent and Trademark Office (the "USPTO") to determine priority of invention.

Patent Portfolio
Our patent portfolio includes patent applications in varying stages of prosecution in the United States and selected jurisdictions outside of the United States. As of February 12, 2020, our patent portfolio consisted of nine issued patents and 41 patent families, which include composition, method of use, and manufacturing process claims. Additionally, a Notice of Allowance has been received for one application in the United States. Of the patents in our portfolio, three are owned by us, five are exclusively licensed from the Mayo Clinic Foundation for Medical Education and Research, an affiliate of Mayo Clinic, (the "Mayo Clinic") and one is exclusively licensed from the University of Chicago. Of the patent families in our portfolio, 39 are owned by us, one is exclusively licensed to us from the University of Chicago and one is exclusively licensed to us from the Mayo Clinic. The patent portfolio includes patents and applications covering the following:

•	An oral oncology platform exclusively licensed from the University of Chicago, consisting of one issued patent and 24 pending applications. Patents in this family are expected to expire in 2036.

•	Formulation platforms in which applications that issue as a patent are expected to expire in 2038 to 2040.

•	Modality platforms in which applications that issue as a patent are expected to expire in 2038 to 2040.

•	Inflammation portfolio:

•
EDP1815, consisting of five issued patents in-licensed from the Mayo Clinic, covering compositions and methods of use (the patents and application from the Mayo Clinic expected to expire in 2030) and four patent families we own directed to compositions, methods of use and manufacturing processes. Any applications claiming priority to these applications we own that issue as patents are expected to expire in 2038 to 2040;

•
EDP1867, consisting of two patent families we own directed to compositions and methods of use. Any applications claiming priority to these applications that issue as patents are expected to expire in 2039 and 2041; and

•
EDP2939, consisting of one patent family we own directed to compositions and methods of use. Any applications claiming priority to these applications that issue as patents are expected to expire in 2038.

•	Oncology portfolio:

•
EDP1503 includes protection under the oral oncology platform exclusively licensed from the University of Chicago covering methods of use. Applications in this family that issue as patents are expected to expire in 2036. Patent protection for EDP1503 is also being pursued in two patent families we own directed to compositions and methods of use. Any applications we own claiming priority to these applications that issue as patents are expected to expire in 2038 to 2040.

Patent Term
The base term of a U.S. patent is 20 years from the filing date of the earliest-filed non-provisional patent application from which the patent claims priority. The term of a U.S. patent can be lengthened by patent term adjustment, which compensates the owner of the patent for administrative delays at the USPTO. In some cases, the term of a U.S. patent is shortened by terminal disclaimer that reduces its term to that of an earlier-expiring patent.
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
License and Manufacturing Agreements
We are a party to several license agreements under which we license patents, patent applications and other intellectual property. The licensed intellectual property includes composition of matter and methods of using monoclonal microbials. In some cases, licenses cover physical material in the form of microbial strains. Certain diligence and financial obligations are tied to these agreements. Additionally, we are a party to manufacturing agreements for committed resources and exclusivity. We consider the following agreements to be material to our business.
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
Pursuant to the terms of the license agreement, we paid the University of Chicago an upfront fee of an amount less than $0.5 million and are required to make low five-digit license maintenance fees on an annual basis, creditable against royalties owed in that given year. In addition, we may owe the University of Chicago future milestone payments totaling an aggregate of approximately $60.9 million upon achievement of specific milestones, the vast majority of which are associated with specific regulatory and commercial milestones.
The University of Chicago is entitled to receive low single-digit percentage royalties on annual net sales of products that fall under the licensed patent rights on a country-by-country and product-by-product basis. The royalty percentage depends on the amount of annual net sales and whether the product is covered by valid patent claims, un-published technical information, or published technical information. Our valid claims royalty obligations to the University of Chicago will expire upon the later of (a) expiration of the last-to-expire valid claim covering the product, or (b) the expiration of regulatory exclusivity of a product covered by the patent rights. Technical information royalty obligations will expire upon the earlier of (a) fifteen years from first commercial sale of the applicable product, or (b) when a substantially similar product comes onto the market.
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

License Agreement with the Mayo Clinic
In August 2017, we entered into an agreement with the Mayo Clinic to license intellectual property and microbial strains. This agreement gives us an exclusive, worldwide, sublicensable license to patent rights related to compositions of matter and methods of using microbes from a specific species to treat autoimmune and inflammatory diseases. In addition to patent rights, this agreement also includes an exclusive, worldwide, sublicensable license to an immuno-modulatory microbial strain isolated from a human small intestinal sample by the Mayo Clinic. Under the licensed patent rights and/or using the licensed microbial strain, we may make, have made, use, offer for sale, sell, and import products containing microbes of a specific species to treat autoimmune and inflammatory diseases. In addition, we have a non-exclusive, worldwide license to use know-how disclosed to us by the Mayo Clinic related to the development and commercialization of products containing microbes of a specific species to treat autoimmune and inflammatory diseases. The licensed patents include five issued U.S. patents. Issued claims cover compositions containing microbes from a specified species and methods of using these compositions to treat autoimmune and inflammatory diseases. EDP1815, one of our lead candidates in the inflammation program, contains the microbial strain licensed from the Mayo Clinic and is covered by these patent rights. Under this agreement, we must use commercially reasonable efforts to bring licensed products to the market.
In consideration for the licenses, we paid the Mayo Clinic an upfront payment of $0.2 million. Beginning on the second anniversary of the effective date, we owe the Mayo Clinic escalating annual license maintenance fees in the low- to mid-five digits. Annual license maintenance fees count towards milestones and royalties owed in a given year. The Mayo Clinic is entitled to future clinical, approval and sales milestones. In addition, we have agreed to pay the Mayo Clinic future milestone payments totaling a maximum of $1.0 million upon achievement of specific development milestones and $56 million upon achievement of specific regulatory and commercial milestones.
The Mayo Clinic is entitled to receive low single-digit percentage royalties on annual net sales of products that fall under the licensed patent rights or contain the licensed microbial strain on a country-by-country and product-by-product basis. The royalty percentage depends on the amount of annual net sales and whether the product is covered by valid patent claims or contains the licensed microbial strain. Royalties on products containing the licensed microbial strain will only be due in countries where licensed products are not covered by valid claims. Our valid claims royalty obligations to the Mayo Clinic will terminate on expiration of the last to expire valid claim covering the product. Royalty obligations on products containing the licensed microbial strain will expire 15 years from the first commercial sale of the licensed product.
Under the license agreement, we have the right to sublicense licensed patent rights and the licensed microbial strain to third parties through multiple tiers, provided that the sublicense agreement is on substantially the same terms as the original license and that we are responsible for the performance of sublicensees. We must obtain the Mayo Clinic’s permission to grant any fully paid-up, royalty-free or exclusive sublicenses. We have no financial obligations to the Mayo Clinic related to sublicenses.
The Mayo Clinic has the responsibility to prepare, file, prosecute or abandon its patent rights. We may provide prior comment and advice to the Mayo Clinic and we are responsible for reimbursing the Mayo Clinic for past and future patent costs. If we cease payment for patent preparation, filing or prosecution, our patent rights will terminate and revert to the Mayo Clinic. We have the first right, but not obligation, to control any post grant proceedings and to take action in the prosecution or prevention of any infringement by a third party to patent rights.
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
Biose Committed Resource and Exclusivity Agreement
Effective February 2018, we entered into an exclusivity and commitment agreement with Biose Industrie ("Biose"). Under this agreement, Biose reserves sufficient manufacturing resources for the manufacture of our drug substance according to a specified schedule of manufacturing runs over a three-year period. We are required to pay Biose fees in the high five digits to low six digits for each run depending on the type of run being conducted. If we do not use committed manufacturing resources, we are required to pay Biose for these resources unless Biose is able to re-sell unused runs.

In addition to manufacturing resources, this agreement includes exclusivity provisions, which ensure that we are Biose’s exclusive customer for the manufacture of certain microbial biotherapeutic products. We are required to pay annual fees in the mid six digits to Biose in consideration for these exclusivity provisions.
The term of the agreement is three years from the effective date. We may terminate the agreement at any time with prior notice within a specified period to Biose, or if there is a change of control of Biose that may adversely affect our interest. In the event that we terminate at will, we are obligated to pay Biose a mid-range percentage of the committed manufacturing resource fees for a specified period less than one year following the effective date of termination. In addition, both parties may terminate if the other party materially breaches the agreement and does not cure such breach within a specified period or if either party becomes bankrupt or insolvent, or is dissolved or liquidated.
Sacco Collaboration Agreement
In July 2019, we entered into a collaboration agreement with Sacco S.r.l. ("Sacco"), an affiliate of one of our contract manufacturing organizations. Pursuant to the agreement, Sacco has agreed that it and its affiliates will, on an exclusive and worldwide basis for and on behalf of us, manufacture and supply single strain, non-genetically modified microbes intended for oral delivery or oral use in pharmaceutical products for a period of five years. Sacco and its affiliates may not manufacture and supply single strain, non-genetically modified microbes for oral delivery or oral use in pharmaceutical products for itself or other parties, with the exception of pre-existing products for pre-existing customers. Under the terms of the agreement, we have agreed to pay annual fees in the mid six digits to Sacco during the exclusivity period.
The agreement will remain in effect during the exclusivity period and may be terminated by (i) us upon written notice to Sacco if an independent third-party representative concludes following an audit that Sacco or its affiliates are not in compliance with the exclusivity provisions of the agreement, (ii) Sacco upon written notice to us if the manufacturing relationship has been inactive for a period of six consecutive months and there are no services scheduled to be performed or products scheduled to be supplied within the next six months, or (iii) either party in the event of a material breach of the agreement by the other party that remains uncured for 20 business days or the insolvency of the other party.
Collaboration
Merck-MSD International GmbH
In November 2018, we entered into a clinical trial collaboration agreement with Merck under which we will sponsor and conduct a clinical trial evaluating EDP1503 in combination with KEYTRUDA, Merck's anti-PD-1 therapy, in patients with advanced metastatic colorectal carcinoma, triple-negative breast cancer, and checkpoint inhibitor relapsed tumors. Under the agreement, we retain sole ownership of all rights to EDP1503, and there are no material financial terms or commitments required of either party.
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
In autoimmune or inflammatory diseases, we may be challenged by a wide range of competitors. In later, more severe stages of disease, the majority of competition will stem from companies marketing or developing injectable biologics and novel small molecule therapies, such as AbbVie Inc., Johnson & Johnson, Pfizer Inc, Novartis International A.G., Regeneron Pharmaceuticals, Inc. Sanofi S.A., Bristol-Myers Squibb, and Amgen Inc. Potentially competing mechanisms of action include TNF, IL-4, IL-17, IL-23,JAK, and PDE4 inhibitors. Novel delivery of biologics, particularly via oral administration, and the entry of biosimilars will also add to competition within the therapeutic area.
Significant competition exists in the immuno-oncology field, where we are developing our first product candidates in oncology. Although our monoclonal microbial approach is unique from most other existing or investigational therapies in immuno-

oncology, we will need to compete with all currently or imminently available therapies within the indications where our development is focused. Although there is a wide range of potentially competitive mechanisms, possible synergies between these and monoclonal microbials will also be evaluated.
The main classes of immunotherapy that are available or are being evaluated by our competitors include:

•	Checkpoint inhibitors: Agenus Inc., AstraZeneca plc, Bristol-Myers Squibb, F. Hoffmann-La Roche A.G., Merck, Pfizer Inc., Regeneron Pharmaceuticals Inc.; and

•	Cell therapy: Bristol-Myers Squibb, Gilead Sciences, Inc., and Novartis International A.G.
Government Regulation
Government Regulation in the United States
The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and biologics such as those we are developing. We, along with our contract manufacturers, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval for our product candidates. The process of obtaining regulatory approvals and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.
In the United States, the FDA regulates drug and biologic products under the Federal Food, Drug and Cosmetic Act, its implementing regulations and other laws, including, in the case of biologics, the Public Health Service Act. Our product candidates are subject to regulation by the FDA as biologics. Biologics require the submission of a biologics license application ("BLA") and licensure, which constitutes approval, by the FDA before being marketed in the United States. None of our product candidates has been approved by the FDA for marketing in the United States, and we currently have no BLAs pending. If we fail to comply with applicable FDA or other requirements at any time during product development, clinical testing, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, suspension or revocation of approved applications, warning letters, product recalls, product seizures, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us.
The process required by the FDA before our biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s good laboratory practice ("GLP") requirements;

•	submission to the FDA of an investigational new drug application ("IND") which must become effective before clinical trials in the United States may begin;

•
performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication, conducted in accordance with the FDA’s good clinical practice ("GCP") requirements;

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
Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol must be submitted to the FDA as part of the IND. An independent institutional review board ("IRB") for each investigator site proposing to participate in a clinical trial must also review and approve the clinical trial before it can begin at that site, and the IRB must monitor the clinical trial until it is completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP requirements, including requirements for informed consent.
For purposes of BLA approval, clinical trials are typically conducted in three sequential phases, which may overlap or be combined.

•
Phase 1-Phase 1 clinical trials involve initial introduction of the investigational product into healthy human subjects or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

•
Phase 2-Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks.

•
Phase 3-Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling.

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

BLA Submission and FDA Review
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of preclinical studies and clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the biologic, are submitted to the FDA in the form of a BLA requesting approval to market the biologic for one or more specified indications. The BLA must include all relevant data available from preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. The submission of a BLA requires payment of a substantial user fee unless a waiver is granted, and the sponsor of an approved BLA is also subject to an annual program fee. Each BLA submitted to the FDA is reviewed for administrative completeness and reviewability within 60 days of the FDA’s receipt of the application. If the BLA is found to be complete, the FDA will file the BLA, triggering a full substantive review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission.
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
Expedited Development and Review Programs
The FDA maintains several programs intended to facilitate and expedite development and review of new drugs and biologics to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, Priority Review designation and Accelerated Approval, and the purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.
A new drug or biologic is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast Track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed, meaning that the agency may review portions of the marketing application before the sponsor submits the complete application, as well as Priority Review, discussed below. In addition, a new drug or biologic may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient drug development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.
Any product submitted to the FDA for approval, including a product with Fast Track or Breakthrough Therapy designation, may also be eligible for additional FDA programs intended to expedite the review process, including Priority Review designation and Accelerated Approval. A product is eligible for Priority Review if it has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition. Additionally, products are eligible for Accelerated Approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Accelerated Approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. In addition, unless otherwise informed by the FDA, the FDA currently requires, as a condition for Accelerated Approval, that all advertising and promotional materials that are intended for dissemination or publication within 120 days following marketing approval be submitted to the agency for review during the pre-approval review period, and that after 120 days following marketing approval, all advertising and promotional materials be submitted at least 30 days prior to the intended time of initial dissemination or publication.
Fast Track designation, Breakthrough Therapy designation, Priority Review designation and Accelerated Approval do not change the standards for approval but may expedite the development or review process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
Post-Approval Requirements
Licensed biologics that are manufactured or distributed in the United States are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record keeping, periodic reporting, product distribution, advertising and promotion and reporting of adverse experiences with the product. There is also a continuing, annual prescription drug product program user fee.
Any biologics manufactured or distributed by us or our contract manufacturers pursuant to FDA approvals would be subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the product. Manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our contract manufacturers. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution.
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

Biosimilars and Regulatory Exclusivity
As part of the Patient Protection and Affordable Care Act enacted in 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the "ACA", the Biologics Price Competition and Innovation Act (the "BPCIA") established an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway provides legal authority for the FDA to review and approve biosimilar biologics based on their similarity to an existing brand product, referred to as a reference product, including the possible designation of a biosimilar as interchangeable with a brand product. Under the BPCIA the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. Moreover, the extent to which a biosimilar, once approved, will be substituted for a reference product in a way that is similar to traditional generic substitution for non-biological drug products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. The BPCIA is complex and continues to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. In addition, the period of exclusivity provided by the BPCIA only operates against third parties seeking approval via the abbreviated pathway, but would not prevent third parties from pursuing approval via the traditional approval pathway. In addition, foreign regulatory authorities may also provide for exclusivity periods for approved biological products. For example, biological products in the European Union may be eligible for at least a ten-year period of exclusivity.
Government Regulation Outside of the United States
To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, manufacturing, commercial sales and distribution of drugs and biologics. For instance, in the European Economic Area (the "EEA") (comprised of the 27 European Union Member States plus Iceland, Liechtenstein and Norway) medicinal products must be authorized for marketing by using either a centralized authorization procedure or national authorization procedures.
Centralized procedure-Under the centralized procedure, following the opining of the EMA Committee for Medicinal Products for Human Use ("CHMP"), the European Commission issues a single marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EEA, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application (the "MAA") by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops.
National authorization procedures-There are also two other possible routes to authorize medicinal products in several countries, which are available for products that fall outside the scope of the centralized procedure:

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

In the EEA, new products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the European Union during a period of eight years from the date on which the reference product was first authorized in the European Union. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the European Union until ten years have elapsed from the initial authorization of the reference product in the European Union. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

The criteria for designating an "orphan medicinal product" in the EEA are similar in principle to those in the United States. In the EEA a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no marketing authorization application shall be accepted and no marketing authorization shall be granted for a similar medicinal product for the same indication. An orphan product can also obtain an additional two years of market exclusivity in the European Union for pediatric studies. The ten year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.
Similar to the United States, the various phases of non-clinical and clinical research in the European Union are subject to significant regulatory controls.
The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on Good Clinical Practice and the related national implementing provisions of the individual European Union Member States govern the system for the approval of clinical trials in the European Union. Under this system, an applicant must obtain prior approval from the competent national authority of the European Union Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier, or the Common Technical Document, with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual European Union Member States and further detailed in applicable guidance documents.
In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014, or Clinical Trials Regulation, was adopted. The Clinical Trials Regulation is directly applicable in all the European Union Member States, and supersedes the Clinical Trials Directive 2001/20/EC. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation became applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the "European Union portal"; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all European Union Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned European Union Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.
Other Healthcare Laws
Pharmaceutical manufacturers are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, the U.S. federal anti-kickback, fraud and abuse, false claims, consumer fraud, pricing reporting, data privacy and security, and transparency laws and regulations as well as similar state and foreign laws in the jurisdictions outside the U.S. Violation of any such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and imprisonment.
Coverage and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors and governments provide coverage, and establish adequate reimbursement levels for such products.

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
The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on healthcare pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Healthcare Reform
In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. The ACA substantially changed the way healthcare is financed by both governmental and private insurers in the United States. By way of example, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. By way of example, in 2017, Congress enacted the Tax Act, which eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.
Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2029 absent additional congressional action.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.
Research and Development
We have dedicated a significant portion of our resources to our efforts to develop our product candidates.  We incurred research and development expenses of $63.1 million, $39.9 million, and $20.0 million during the years ended December 31, 2019, 2018 and 2017, respectively.  We anticipate that a significant portion of our operating expenses will continue to be related to research and development in 2020 as we continue to advance our product candidates through clinical development.
Employees
As of February 7, 2020, we have 98 full-time employees, including 39 with M.D. or Ph.D. degrees. Of those full-time employees, 73 are engaged in research and development. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationships with our employees to be good.
Corporate and Other Information
We were incorporated in Delaware in May 2014. Our principal executive offices are located at 620 Memorial Drive, Cambridge, Massachusetts 02139 and our telephone number is (617) 577-0300. Our website address is www.evelobio.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.
We file electronically with the U.S. Securities and Exchange Commission (the "SEC") our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We make available on our website at www.evelobio.com, under "Investors," free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC.
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
Since inception, we have incurred significant operating losses. For the year ended December 31, 2019 our net loss was $85.5 million and as of December 31, 2019 we had an accumulated deficit of $198.9 million. Through December 31, 2019, we have financed our operations through private placements of our preferred stock, borrowings under our previous loan and security agreement with Pacific Western Bank and our current loan and security agreement with K2 HealthVentures LLC and other parties ("K2HV") and proceeds from our initial public offering which was completed in May 2018. We have devoted substantially all of our financial resources and efforts to developing our monoclonal microbial platform, identifying potential product candidates and conducting preclinical and clinical studies. We are in the early stages of developing our product candidates, and we have not completed the development of any monoclonal microbial therapies or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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
Because of the numerous risks and uncertainties associated with pharmaceutical product and biological product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA or the EMA or other regulatory authorities to perform preclinical or clinical studies in addition to those currently expected, or if there are any delays in completing our preclinical studies or clinical trials or the development of any of our product candidates, our expenses could increase and revenue could be further delayed.
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
We expect that our existing cash and cash equivalents will enable us to fund our planned operating expenses and capital expenditure requirements to the end of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the progress and results of any ongoing and future clinical trials;

•	the cost of manufacturing clinical supplies of our product candidates, including EDP1815, EDP1503 and EDP1867;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for any other future product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	the effect of competing technological and market developments; and

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
Since our inception in 2014, we have devoted substantially all of our resources to identifying and developing our product candidates, building our intellectual property portfolio, process development and manufacturing function, planning our business, raising capital and providing general and administrative support for these operations. All of our product candidates are in clinical or preclinical development. We have not yet demonstrated our ability to successfully complete a Phase 2 clinical study or a Phase 3 or other pivotal clinical trial, obtain regulatory approvals to commercialize a product, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control.
Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.
The terms of our loan and security agreements place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
Our loan and security agreement with K2HV for $45.0 million (as amended, the "2019 Credit Facility") is secured by a lien covering substantially all of our personal property, excluding intellectual property. Contemporaneous with the closing of the first tranche of funding under the 2019 Credit Facility, we repaid the entire $15.0 million loan balance outstanding under our prior loan and security agreement with Pacific Western Bank. As of December 31, 2019, the outstanding principal balance under the 2019 Credit Facility was $20.0 million, resulting from the closing of the first tranche of funding which occurred on July 19, 2019. The 2019 Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries.
If we default under the 2019 Credit Facility, K2HV may accelerate all of our repayment obligations and exercise all of their rights and remedies under the 2019 Credit Facility and applicable law, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. K2HV could declare a default upon the occurrence of any event, among others, that they interpret as a material adverse effect or a change of control as delineated under the 2019 Credit Facility, payment defaults, or breaches of covenants thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of December 31, 2019, we had $77.8 million in cash and cash equivalents. Based on our available cash resources, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date that the consolidated financial statements as of and for the three-year period ending December 31, 2019 included in this Annual Report on Form 10-K were issued. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that the consolidated financial statements as of and for the three-year period ending December 31, 2019 included in this Annual Report on Form 10-K were issued. Nevertheless, our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will need to raise additional capital to fund our future operations and remain as a going concern. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern.
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
We believe our product candidates, including EDP1815, EDP1503 and EDP1867, work by modulating systemic responses via interactions with cells in the small intestine. This requires our monoclonal microbials, when dosed, to pass safely through the tissues of the gut, where they can interact with cells in the interior of the small intestine called the lumen. Dosing to achieve sufficient exposure may require an inconvenient dosing regimen. Even with successful formulation and delivery to achieve proper exposure of our microbes to the small intestine, we may not get sufficient or even any activity at the site of disease. This may be because our understanding of the mechanisms of the small intestine do not work in humans the way we believe they do. Despite there being strong academic literature to support the concept and our observations in preclinical studies in mice, these principles and the ability to use monoclonal microbials to modulate the immune system and other systems has not yet been proven in humans.
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
Our product candidates, including EDP1815, EDP1503 and EDP1867, are designed to work by modulating the immune system. While we have observed in preclinical studies that our monoclonal microbials have limited systemic exposure, the pharmacological immune effects we induce are systemic. Systemic immunomodulation from taking our monoclonal microbials could lead to immunotoxicity in patients, which may cause us or regulatory authorities to delay, limit or suspend clinical development. Other immunomodulatory agents have shown immunotoxicity. This includes immune suppressive agents, such as HUMIRA or REMICADE, which have shown an increased risk of infection or in rare instances certain types of blood cancer. In the case of immune activating agents, such as YERVOY, induction of adverse auto-immune events has been observed in some patients. Immunotoxicity in one program could cause regulators to view these adverse events as a class effect of our monoclonal microbials which may impact the timing of the development of our pipeline of potential product candidates. Even if the adverse events are manageable, the profile of the drug may be such that it limits or diminishes the possible number of patients who could receive our therapy.
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
In addition, it is possible that infections from our product candidates could be rare and not frequently observed in our clinical trials. In larger post marketing authorization trials, however, data could show that the infection risk, while small, does exist. If unacceptable side effects arise in the development of our product candidates, we, the FDA, EMA or comparable foreign regulatory authorities, the IRBs at the institutions in which our studies are conducted, or ethics committees, or the data safety monitoring board ("DSMB") could suspend or terminate our clinical trials or the FDA, EMA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
All of our product candidates are currently in clinical or preclinical development. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the product development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failed clinical trial can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, in our clinical trials, investigational drug products are being delivered in a capsule for targeted release in the small intestine. This formulation has not previously been clinically tested, nor are we able to dose mice with a capsule for targeted release in the small intestine. Our ongoing clinical trials will be the first time this formulation is tested, and we cannot assure you that the results of this formulation will be consistent with the observations from our preclinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks.
The results from early clinical trials of product candidates may not predict the results that will be obtained in subsequent subjects or in subsequent human clinical trials of that product candidate. For example, in August and November 2019, we announced positive Phase 1b interim clinical data, as measured using certain secondary and exploratory endpoints, from our ongoing clinical trial of EDP1815 in subjects with mild to moderate psoriasis. Although the interim clinical data from these trials may be encouraging, the data are preliminary in nature, based on a limited number of people with psoriasis, and the Phase 1 studies are not complete. There can be no assurance that these studies will ultimately be successful or support further clinical advancement of this product candidate.
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
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States, such as the EMA. We are developing our product candidates, EDP1815 and EDP1867, to treat inflammatory diseases, beginning with psoriasis and atopic dermatitis, and EDP1503 to treat multiple types of cancer. There are a limited number of patients from which to draw for clinical studies.
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
Interim, "topline" and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.
From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.
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
Even if we eventually complete clinical testing and receive approval of a BLA or foreign marketing authorization for one of our product candidates, the FDA, EMA or applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA, EMA or the applicable foreign regulatory agency may also approve our products for a more limited indication and/or a narrower patient population than we originally request, and the FDA, EMA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our products. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of our product candidates and would materially adversely impact our business and prospects.
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
We rely, and expect to continue to rely, on third parties, such as contract research organizations ("CROs"), clinical data management organizations, medical institutions, clinical investigators and potential pharmaceutical partners, to conduct and manage our clinical trials, including our clinical trials of EDP1815 and EDP1503.
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
Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. The contract manufacturers we rely on to produce our product candidates have never produced a FDA-approved therapeutic. If our contract manufacturers are unable to comply with cGMP regulation or if the FDA does not approve their facility upon a pre-approval inspection, our product candidates may not be approved or may be delayed in obtaining approval. In addition, there are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing our products. Therefore, our product candidates and any future product candidates that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.
Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant source of clinical supplies for both drug substance and drug product. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products could delay, prevent or impair our development and commercialization efforts.

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
The development and commercialization of new drug and biologic products is highly competitive and is characterized by rapid and substantial technological development and product innovations. We face competition with respect to our current product candidates and will face competition with respect to product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We are aware of a number of large pharmaceutical and biotechnology companies, including AbbVie Inc., Agenus Inc., AstraZeneca plc, Bristol-Myers Squibb, F. Hoffmann-La Roche A.G., Gilead Sciences, Inc., Incyte Corporation, Johnson & Johnson, Merck, Novartis International A.G., Pfizer Inc. and Regeneron Pharmaceuticals, Inc., as well as smaller, early-stage companies, that are pursuing the development of products, including microbial-based therapeutics in some instances, for disease indications we are targeting. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others may be based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could delay us from obtaining FDA approval to market our product candidates and result in our competitors establishing a strong market position before we are able to enter the market, especially for any competitor developing a microbial-based therapeutic which will likely share our same regulatory approval requirements. For more information, please see "Risk Factors-Our product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated, which may delay us from marketing our product candidates." In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic or biosimilar products.
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
Obtaining and maintaining adequate reimbursement for our products may be difficult. We cannot be certain if and when we will obtain coverage and an adequate level of reimbursement for our products by third-party payors. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. In addition, reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. We may also be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval, and the royalties resulting from the sales of those products may also be adversely impacted.
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

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars. The BPCIA created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
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

•
the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians, certain other healthcare professionals beginning in 2022, and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; manufacturers are required to submit reports to the government by the 90th day of each calendar year;

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
In the United States, the ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.
Among the provisions of the ACA that are of importance to our potential product candidates are the following:

•	establishment of a new pathway for approval of lower cost biosimilars to compete with biologic products, such as those we are developing;

•	an annual, nondeductible fee payable by any entity that manufactures or imports specified branded prescription drugs and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices;

•	extension of manufacturers’ Medicaid rebate liability;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the Tax Cuts and Jobs Acts (the "TCJA") was enacted, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals and other efforts to challenge, repeal or replace the ACA will affect the law or our business
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain.
We expect that other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved.
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
Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.
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
The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions. Prosecution of our patent portfolio is at an early stage, and we are beginning to reach the statutory deadlines for deciding whether and where to initiate prosecution in specific foreign jurisdictions by filing national stage applications based on our Patent Cooperation Treaty applications. As those deadlines come due, we will have to decide whether and where to pursue patent protection for the various inventions claimed in our patent portfolio, and we will only have the opportunity to obtain patents in those jurisdictions where we pursue protection. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as, with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, financial condition and operating results.
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
Our patent portfolio is in the early stages of prosecution. We currently have nine issued U.S. patents. In addition, we have received a Notice of Allowance for one U.S. patent application. Although we have numerous patent applications pending, substantive prosecution has begun in only a small number of those applications. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to compositions of certain bacterial populations. Any claims that are issued may provide coverage for such compositions and/or their use. However, such claims would not prevent a third party from commercializing alternative compositions that do not include the bacterial populations claimed in pending applications, potential applications or patents that have or may issue. There can be no assurance that any such alternative composition will not be equally effective. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.
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
Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in any issued patents or pending patent applications, or that we were the first to file for patent protection of such inventions, nor can we know whether those from whom we may license patents were the first to make the inventions claimed or were the first to file. For these and other reasons, the issuance, scope, validity, enforceability and commercial value of our patent rights are subject to a level of uncertainty. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.
We may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in derivation, reexamination, inter partes review, ex partes reexamination, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third- party patent rights. For example, in April 2019, the USPTO granted Genome & Co.'s petition to initiate a post grant review of a patent issued to the University of Chicago, to which we have an exclusive license from the University of Chicago. The oral hearing was held on January 15, 2020, and the USPTO is expected to issue its decision by April 15, 2020. Both parties will have the right to appeal the decision to the Court of Appeals for the Federal Circuit. Although the outcome of the post grant review is uncertain, there is a possibility that the USPTO could invalidate the subject patent or require the University of Chicago to narrow the claims contained in the patent.
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
In addition, disputes may arise regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which our technology and processes infringe intellectual property of the licensor that is not subject to the licensing agreement; and

•	our diligence obligations under the license agreement and what activities satisfy those obligations.
If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.
The intellectual property which we have licensed from the University of Chicago and Mayo Clinic was discovered through government funded programs and thus may be subject to federal regulations such as "march-in" rights, certain reporting requirements, and a preference for U.S. industry. Compliance with such regulations may limit our exclusive rights, subject us to expenditure of resources with respect to reporting requirements, and limit our ability to contract with non-U.S. manufacturers.
We have licensed certain intellectual property from the University of Chicago and Mayo Clinic. These agreements indicate that the rights licensed to us are subject to the obligations to and the rights of the U.S. government, including those set forth in the Bayh-Dole Act of 1980 (the "Bayh-Dole Act"). As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future therapeutics based on the licensed intellectual property. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or nonexclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations, also referred to as "march-in rights." While the U.S. government has sparingly used, and to our knowledge never successfully exercised, such march-in rights, any exercise of the march-in rights by the U.S. government could harm our competitive position, business, financial condition, results of operations, and prospects. If the U.S. government exercises such march-in rights, we may receive compensation that is deemed reasonable by the U.S. government in its sole discretion, which may be less than what we might be able to obtain in the open market. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources.
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
A number of cases decided by the Supreme Court have involved questions of when claims reciting abstract ideas, laws of nature, natural phenomena and/or natural products are eligible for a patent, regardless of whether the claimed subject matter is otherwise novel and inventive. These cases include Association for Molecular Pathology v. Myriad Genetics, Inc., 569 U.S. 12-398 (2013) or Myriad; Alice Corp. v. CLS Bank International, 573 U.S. 13-298 (2014); and Collaborative Services v. Prometheus Laboratories, Inc., or Prometheus, 566 U.S. 10-1150 (2012). In response to these cases, the USPTO has issued guidance to the examining corps.
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
We are highly dependent on Balkrishan (Simba) Gill, our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees.
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

•
natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease (e.g. novel coronavirus epidemic in China), boycotts, curtailment of trade and other business restrictions;

•	certain expenses including, among others, expenses for travel, translation and insurance; and

•
regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions, or its anti-bribery provisions, or other anti-bribery and anti-corruption laws.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our results of operations.
The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
On January 31, 2020, the United Kingdom of Great Britain and Northern Ireland (the “United Kingdom”) left the European Union (“Brexit”). The United Kingdom and the European Union have ratified the Agreement on the Withdrawal of the United Kingdom of Great Britain and Northern Ireland from the European Union and the European Atomic Energy Community of October 19, 2019 (the “Withdrawal Agreement”), which provides for a transition period during which EU law will remain applicable in the United Kingdom as though the United Kingdom were still an EU Member State, with limited exceptions. The transition period is due to end on December 31, 2020. The United Kingdom can request an extension of the transition period for a further one or two years, but the British government has indicated that it will not extend the transition period beyond the end of 2020. The UK Parliament has passed the European Union (Withdrawal Agreement) Act of 2020, pursuant to which the various UK statutory instruments designed to ensure that current EU law operates effectively in the United Kingdom after Brexit now will come into effect at the end of the transition period. The terms of the United Kingdom’s trading relationship with the European Union after the conclusion of the transition period are subject to a complex and ongoing negotiation between the United Kingdom and the European Union whose result remains unclear and which has created significant political and economic uncertainty, including with respect to the laws and regulations that will apply as the United Kingdom determines which EU laws to replace or replicate.
These developments have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of common stock.
Depending on the terms of Brexit after the conclusion of the transition period, the United Kingdom could lose its present rights or terms of access to the single EU market and EU customs areas and to the global trade deals negotiated by the European Union on behalf of its members. The uncertainty regarding new or modified arrangements between the United Kingdom and other countries following Brexit may have a material adverse effect on the movement of goods between the United Kingdom and members of the European Union and the United States, including the interruption of or delays in imports into the United Kingdom of goods originating within the European Union and exports from the United Kingdom of goods originating there. For example, shipments into the United Kingdom of drug substance manufactured for the Company in the European Union may be interrupted or delayed and thereby prevent or delay the manufacture in the United Kingdom of drug product. Similarly, shipments out of the United Kingdom of drug product to the United States or the European Union may be interrupted or delayed and thereby prevent or delay the delivery of drug product to clinical sites. Such a situation could hinder our ability to conduct current and planned clinical trials and have an adverse effect on our business.

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
We use several distributed computing infrastructure platforms for business operations, or what is commonly referred to as "cloud" computing services and we access these services via the Internet. Any transition of the cloud services currently provided by an existing vendor to another cloud provider would be difficult to implement and will cause us to incur significant time and expense. Given this, any significant disruption of or interference with our use of these cloud computing services would negatively impact our operations and our business would be seriously harmed. If our employees or partners are not able to access our cloud computing services or encounter difficulties in doing so, we may experience business disruption. The level of service provided by our cloud computing vendors, including the ability to secure our confidential information and the confidential information of third parties that is shared with us, may also impact the perception of our company and could seriously harm our business and reputation and create liability for us. If a cloud computing service that we use experiences interruptions in service regularly or for a prolonged basis, or other similar issues, our business could be seriously harmed.
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
We are also subject to many federal, state, and foreign laws and regulations, including those related to privacy, rights of publicity, data protection, content regulation, intellectual property, health and safety, competition, protection of minors, consumer protection, employment, and taxation. By way of example, on June 28, 2018, California enacted the California Consumer Privacy Act (the "CCPA"), which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could seriously harm our business.
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
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your shares of common stock at or above the price at which you purchase the shares. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	results of clinical trials of our product candidates or those of our competitors;

•	developments related to any future collaborations;

•	regulatory or legal developments in the United States and other countries;

•	adverse actions taken by regulatory agencies with respect to our preclinical studies or clinical trials, manufacturing or sales and marketing activities;

•	any adverse changes to our relationship with third party contractors or manufacturers;

•	development of new product candidates that may address our markets and may make our existing product candidates less attractive;

•	changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;

•	announcements by us, our collaborators or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or product development programs;

•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

•	press reports or other negative publicity, whether or not true, about our business;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this "Risk Factors" section.
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
Based on the number of shares of common stock outstanding as of February 7, 2020, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, shares representing approximately 73% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership control may have the effect of delaying, deferring or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
We are an "emerging growth company" and a "smaller reporting company," and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.
We are an "emerging growth company" as that term is used in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering of our common stock, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced "Management’s Discussion and Analysis of Financial Condition and Results of Operations" disclosure;

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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.
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
If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our business, our stock price and trading volume could decline.
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
As of December 31, 2019, we had federal and state net operating loss carryforwards ("NOLs") of $96.1 million and $90.4 million, respectively. The federal NOLs includes $49.9 million that will begin to expire at various dates through 2037 and $46.2 million that will carry forward indefinitely. The state NOLs will begin to expire at various dates through 2039. As of December 31, 2019, we also had federal research and development tax credit carryforwards of $3.4 million and state research and development tax credit carryforwards of $1.9 million, which begin to expire in 2034. A portion of these NOLs and the tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change NOLs or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. The reduction of the corporate tax rate under the TCJA may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Furthermore, under the TCJA, although the treatment of NOLs generated before December 31, 2017 has generally not changed, NOLs generated in calendar year 2018 and beyond will not be subject to expiration but will only be able to offset 80% of taxable income. This change may require us to pay federal income taxes even if we have NOLs that could otherwise offset our taxable income.
Changes in U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.
The TCJA has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as "orphan drugs"), adopting elements of a territorial tax system, imposing a one-time transition tax, or repatriation tax, on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.
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
Comparative Stock Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act. The following graph shows a comparison from May 9, 2018 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2019, of the cumulative total return for our common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on May 9, 2018. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

* $100 invested on May 9, 2018 in stock or in index, including reinvestment of dividends.
Holders of Record
As of February 7, 2020, there were approximately 33 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Item 6. Selected Financial Data
The following table sets forth our selected consolidated financial data. We derived the consolidated statement of operations data for the years ended December 31, 2019, 2018, and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018, from our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated balance sheet as of December 31, 2017 from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of results to be expected for any period in the future. The selected consolidated financial data presented below should be read in conjunction with Part II, Item 7A “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto, included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the related notes thereto.
Statement of Operations Data:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Operating expenses:
Research and development	$63,128	$39,885	$19,957
General and administrative	23,229	18,218	7,574
Total operating expenses	86,357	58,103	27,531
Loss from operations	(86,357)	(58,103)	(27,531)
Other (expense) income:
Interest income (expense), net	1,049	1,563	(215)
Other expenses	26	(406)	(301)
Other income (expense), net	1,075	1,157	(516)
Loss before income taxes	$(85,282)	$(56,946)	$(28,047)
Income tax expense	(190)	—	—
Net loss	(85,472)	(56,946)	(28,047)

Net loss per share attributable to common stockholders, basic and diluted(1)	$(2.67)	$(2.78)	$(9.10)
Weighted average number of common shares outstanding, basic and diluted(1)	32,031,862	21,871,029	3,750,790
Balance Sheet Data:

	As of December 31,
	2019	2018	2017
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$77,833	$147,919	$38,246
Working capital(2)	71,266	142,387	34,938
Total assets	90,920	159,867	43,788
Long-term debt	19,634	12,305	9,966
Convertible preferred stock	—	—	83,702
Accumulated deficit	(198,853)	(113,381)	(56,411)
Total stockholders’ equity (deficit)	60,197	136,949	(54,723)
(1)    See Notes 2 and 11 to our audited consolidated financial statements for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.
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
Overview
We are discovering and developing oral biologics that are intended to act on cells in the small intestine to produce systemic therapeutic effects. These cells play a central role in governing the immune, metabolic and neurological systems throughout the body. We refer to this relationship as the small intestinal axis, or SINTAX. The importance of SINTAX as a therapeutic target has only recently become appreciated and we have built a platform to discover and develop novel oral biologics which target SINTAX. These therapeutics have the potential to be effective, safe and affordable medicines and to transform the treatment of major diseases, driving profound benefits to patients and society.
Our first product candidates are monoclonal microbials: orally delivered pharmaceutical compositions of naturally occurring, specific single strains of microbes. Monoclonal microbials engage immune cells in the small intestine and drive changes in systemic biology without systemic exposure and without colonizing the gut in preclinical models. We have observed in preclinical studies that specific monoclonal microbials can downregulate or upregulate immune responses throughout the body by acting on SINTAX.
Clinical Programs
We are advancing monoclonal microbials to potentially treat a spectrum of immune mediated diseases with an initial focus on inflammatory diseases and oncology. The efficiency of our platform has, in a relatively short period of time, allowed us to advance multiple product candidates into clinical trials for a range of inflammatory diseases and cancers.
- EDP1815, a monoclonal microbial candidate for inflammatory diseases:
In November 2018 we initiated our ongoing Phase 1b placebo-controlled dose-escalating safety and tolerability study of EDP1815 in 24 healthy volunteers and up to 108 individuals with mild to moderate psoriasis or atopic dermatitis.
The primary endpoint of this trial is safety and tolerability. Prospectively defined secondary and exploratory endpoints include clinical measures of disease, cellular histological biomarkers and blood immune cell biomarkers taken from biopsies and blood samples, respectively, at the start and end of the 28-day dosing period. Safety and tolerability, and secondary clinical endpoints are also measured at day 42, two weeks after completion of dosing.
In August 2019, we reported positive interim data from this Phase 1b trial from an initial cohort of 12 individuals with mild to moderate psoriasis dosed once per day for 28-days with 550mg (low dose) of the enteric capsule formulation of EDP1815 or placebo. EDP1815 was well tolerated in this cohort with no overall difference reported from placebo.
In November 2019, we reported additional positive interim clinical data from this ongoing Phase 1b trial in a cohort of 18 individuals with mild to moderate psoriasis who were randomized 2:1 to receive a daily dose of 2.76g (high dose) of the enteric capsule formulation of EDP1815 or placebo for 28 days. EDP1815 continued to be well tolerated in this cohort, with no overall difference reported from placebo. At the end of the 28-day dosing period, the high dose cohort showed a mean reduction in LSS consistent with previously reported data from the low dose cohort. Two weeks following the completion of the dosing period, at day 42, the high dose cohort showed continued reductions from baseline in both mean LSS and PASI, which may be indicative of sustained clinical activity and dose response.
We expect to report additional data from the Phase 1b trial in a cohort of up to 24 individuals with psoriasis to be dosed with a new formulation of EDP1815. Data from this cohort will be available in the second quarter of 2020. We also expect to report data from a cohort of individuals with atopic dermatitis to be dosed with the new formulation of EDP1815 in the second quarter of 2020.
Based on feedback from the FDA and the MHRA we plan to advance EDP1815 into a Phase 2 dose ranging study, evaluating three doses of the new formulation of EDP1815 versus placebo in approximately 180 individuals. The primary endpoint of the study will be the mean reduction in PASI score at 16 weeks. Other clinical measures of psoriasis will also be evaluated. We expect to initiate the Phase 2 clinical trial in the second quarter of 2020, and to announce interim data by the end of 2020. Clinical data from this study may enable us to advance directly into Phase 3 registrational studies in 2021, subject to end of Phase 2 discussions with both the FDA and the EMA.

- EDP1503, a monoclonal microbial candidate for oncology:
In December 2018 we initiated our ongoing Phase 1/2 open-label study of EDP1503 in combination with KEYTRUDA (pembrolizumab) in three cohorts of individuals: microsatellite stable colorectal cancer; triple-negative breast cancer; and individuals with multiple tumor types who have relapsed on prior PD-1/L1 inhibitor treatment. We plan to enroll up to 120 individuals in this study which is designed to evaluate the safety and tolerability, immune response markers and overall response rates achieved with EDP1503 in combination with KEYTRUDA.
In November 2019, we announced that the microsatellite stable colorectal cancer cohort has been fully recruited. Several individuals in this cohort have shown extended stable disease although no formal clinical responses have been evident. Cellular infiltration biomarker changes were also observed in tumor biopsies taken from these individuals during the EDP1503 monotherapy period, which we believe are consistent with preclinical observations for EDP1503. We continue to monitor individuals in this cohort.
Given newly approved treatments for triple-negative breast cancer, we anticipate that the majority of individuals with triple negative breast cancer to be recruited will have relapsed following prior PD-1/L1 therapy, similar to those in the PD-1 relapsed cohort. We expect to report further clinical data from this trial in the first half of 2020.
- EDP1066, a monoclonal microbial candidate for inflammatory diseases:
In April 2018 we initiated a Phase 1b placebo-controlled dose-escalating safety and tolerability study of EDP1066 in 36 healthy volunteers and up to 96 subjects with mild to moderate psoriasis or atopic dermatitis which is now complete. EDP1066 was well tolerated with no overall difference reported from placebo in both mild to moderate atopic dermatitis and mild to moderate psoriasis.
We observed changes in biomarkers of inflammation, an exploratory endpoint, consistent with a pharmacodynamic effect in a cohort of individuals with mild-to-moderate atopic dermatitis treated with a high dose of the new formulation of EDP1066 which were greater than those previously observed in a cohort of individuals with mild-to-moderate psoriasis treated with a high dose of the original formulation of EDP1066. No effects were observed in either cohort in the secondary endpoints of clinical measures of disease. Based on this data, we have decided to discontinue development of EDP1066.
Preclinical Programs
Beyond our first set of clinical product candidates, we have identified several other potential candidates from our discovery program, and we are continuing to invest in the discovery of additional potential candidates. For example, we expect to initiate a Phase 1b clinical trial in asthma for EDP1867, a new clinical candidate for inflammatory diseases, in the second half of 2020. We have also nominated our first clinical candidate based on a reduced form of monoclonal microbials, EDP2939, which we are advancing through preclinical development.
Financing
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
On July 19, 2019 we entered into a loan and security agreement, as amended, with K2HV providing for up to $45.0 million in potential debt financing, the proceeds of which were used to prepay our entire existing outstanding loan balance, and additional amounts are intended for the advancement of our research and development activities related to our pipeline of oral biologics and for general corporate purposes. Under terms of the 2019 Credit Facility, the aggregate principal amount of $45.0 million is available in three tranches of term loans of $20.0 million, $10.0 million, and $15.0 million, respectively. At closing on July 19, 2019, we borrowed $20.0 million, representing the first tranche under the 2019 Credit Facility. The second tranche will be available to us between December 1, 2019 and June 1, 2020. The third tranche will be available to us through January 15, 2021, subject to the achievement of certain clinical development milestones. Interest on the outstanding loan balance will accrue at a variable rate equal to the greater of (i) 8.65% and (ii) the prime rate as published in the Wall Street Journal, plus 3.15%. We are required to make monthly interest-only payments through February 2022. If we elect to draw the third tranche, the interest-only period is extended through August 2022. Subsequent to the interest-only period, we are required to make equal monthly principal payments plus any accrued interest until the loans mature in August 2024. Upon final payment or prepayment of the loans, we are required to pay a final payment equal to 4.3% of the loans borrowed.
Through December 31, 2019, we received gross proceeds of $262.9 million from sales of common stock at the IPO, convertible preferred stock and borrowings under our loan and security agreement.
We are a development stage company and have not generated any revenue. All of our product candidates are in early clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses and we continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2019, 2018 and 2017, our net loss was $85.5 million, $56.9 million and $28.0 million, respectively. As of December 31, 2019, we had an accumulated deficit of $198.9 million. We do not expect to generate revenue from sales of any products for the foreseeable future, if at all.
We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we:

•	continue the ongoing proof of concept trials for EDP1815 and EDP1503;

•	potentially initiate additional clinical trials for EDP1815 and EDP1867;

•	initiate or advance the clinical development of any additional monoclonal microbial product candidates;

•	conduct research and continue preclinical development of potential product candidates;

•	make strategic investments in manufacturing capabilities, including potentially planning and building our own manufacturing facility;

•	maintain our current intellectual property portfolio and opportunistically acquire complementary intellectual property;

•	increase research and development employees and employee-related expenses including salaries, benefits, travel and stock-based compensation expense; and

•	seek to obtain regulatory approvals for our product candidates.
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
As of December 31, 2019, our principal source of liquidity is cash and cash equivalents, which totaled approximately $77.8 million. We expect that our existing cash and cash equivalents will enable us to fund our planned operating expenses and capital expenditure requirements to the end of 2020. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources."
Based on our current operating plan, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements appearing within this Annual Report on Form 10-K. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our consolidated financial statements for the year ended December 31, 2019 were issued. As such, we plan to seek to raise capital from time to time this year through future equity financings, debt financings or partnerships to fund our future operations and remain as a going concern. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. See Note 1 of the notes to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K for additional information on our assessment.
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
Our primary focus of research and development since inception has been building a platform to enable us to develop medicines based on an understanding of the gut-body network and to show potential clinical utility and develop the first set of clinical assets. Our platform and program expenses consist principally of costs, such as preclinical research, process development research, clinical and preclinical manufacturing activity costs, clinical development costs, licensing expense as well as an allocation of certain indirect costs, facility and office related expenses. We do not allocate personnel costs, which include salaries, discretionary bonus and stock-based compensation costs, as such costs are separately classified as research and development personnel costs.
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we continue our ongoing clinical trials for our product candidates, including EDP1815 and EDP1503, initiate additional clinical trials of other product candidates, including EDP1867, continue to discover and develop additional product candidates, hire additional research and development personnel, build manufacturing capabilities and expand into additional therapeutic areas.

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
Other Income (Expense), Net
For the year ended December 31, 2019, other income (expense), net consisted primarily of a research and development tax credit from our operations in the United Kingdom, as well as loss on extinguishment of debt incurred upon the prepayment of our 2016 Credit Facility. Additionally, other expenses include non-cash changes in the fair value of warrants issued in connection with our loan and security agreement, as well as the change in fair value of a derivative instrument issued in February 2018 in conjunction with the modification of our debt arrangement.

Income Taxes
Income tax expense primarily relates to tax expense at our UK subsidiary.
Since our inception in 2014, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.
Results of Operations
Comparison of Years Ended December 31, 2019 and 2018
The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,		Increase/ (Decrease)
	2019	2018
Operating expenses:
Research and development	$63,128	$39,885	$23,243
General and administrative	23,229	18,218	5,011
Total operating expenses	86,357	58,103	28,254
Loss from operations	(86,357)	(58,103)	(28,254)
Other (expense) income:
Interest income (expense), net	1,049	1,563	(514)
Other income (expense), net	26	(406)	432
Other income (expense), net	1,075	1,157	(82)
Net loss before income taxes	$(85,282)	$(56,946)	$(28,336)
Income tax expense	$(190)	$—	$(190)
Net loss	$(85,472)	$(56,946)	$(28,047)
Research and Development Expenses (in thousands):

	Year Ended December 31,		Increase/ (Decrease)
	2019	2018
Platform expenses	$10,468	$7,972	$2,496
Inflammation programs	25,161	13,852	11,309
Oncology programs	9,226	6,012	3,214
Research and development personnel costs (including stock-based compensation)	18,273	12,049	6,224
Total research and development expenses	$63,128	$39,885	$23,243
Research and development expenses were $63.1 million for the year ended December 31, 2019, compared to $39.9 million for the year ended December 31, 2018. The increase of $23.2 million was due primarily to increases of $11.3 million in costs for our inflammation programs, driven primarily by clinical trial expenses and external manufacturing costs, $2.5 million in platform expenses in line with our strategy to maximize the potential of our platform, and $3.2 million for our oncology programs primarily related to increased costs associated with clinical trial expenses and external manufacturing. Personnel costs increased $6.2 million due primarily to increases in research and development headcount for research, process development, platform, and discovery. We expect to incur significant research and development expenses in the foreseeable future as we continue our clinical trials for our product candidates, including EDP1815 and EDP1503, initiate new clinical trials of our other product candidates, including EDP1867, continue discovery and development efforts for additional product candidates, hire additional research and development personnel and seek to increase manufacturing capabilities and possibly expand into additional therapeutic areas.

General and Administrative Expenses (in thousands):

	Year Ended December 31,		Increase/ (Decrease)
	2019	2018
General and administrative personnel costs (including stock-based compensation)	$12,345	$8,816	$3,529
Professional fees	6,725	5,377	1,348
Facility costs, office expense and other	4,159	4,025	134
Total general and administrative expenses	$23,229	$18,218	$5,011
General and administrative expenses were $23.2 million for the year ended December 31, 2019, compared to $18.2 million for the year ended December 31, 2018. The increase of $5.0 million primarily reflects costs required to support our growing organization and public company status. Personnel costs increased by $3.5 million due primarily to increases in general and administrative headcount to build an infrastructure supporting R&D. Professional fees increased $1.3 million, reflecting an increase in legal, patent and other professional consulting fees.  We expect to incur general and administrative expenses at a similar or increasing level due to personnel and related costs, professional, legal, and patent fees and consulting expenses in support of the continued growth of the company.
Other Income (Expense), Net
Other income (expense), net for the year ended December 31, 2019 was income of $1.1 million compared to $1.2 million for the year ended December 31, 2018. This decrease was primarily driven by additional interest expense due to the higher debt balance under the 2019 Credit Facility, as well as loss on extinguishment of debt incurred upon the prepayment of our 2016 Credit Facility, partially offset by a research and development tax credit from our operations in the United Kingdom.
Liquidity and Capital Resources
To date, we have financed our operations primarily with the proceeds from the initial public offering of our common stock combined with proceeds from previous sales of our convertible preferred stock to our equity investors and borrowings under the loan and security agreement. From our inception through December 31, 2019, we have received gross proceeds of $262.9 million from such transactions, including $20.0 million borrowed under the 2019 Credit Facility. As of December 31, 2019, we had cash and cash equivalents of $77.8 million and an accumulated deficit of $198.9 million. We expect that our existing cash and cash equivalents will enable us to fund our planned operating expenses and capital expenditure requirements to the end of 2020.
On June 3, 2019, the Company filed a Registration Statement on Form S-3 (File No. 333-231911) (the “Shelf”) with the SEC under which we can offer from time to time common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in an aggregate amount of up to $200.0 million over a period of up to three years from the date of its effectiveness on June 6, 2019. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $50.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf. As of December 31, 2019, no securities have been issued pursuant to the sales agreement.
Debt financing
On July 19, 2019 we entered into the 2019 Credit Facility with K2HV providing for up to $45.0 million of current and future potential debt financing. The aggregate principal amount is available in three tranches of term loans of $20.0 million, $10.0 million, and $15.0 million, respectively. At closing on July 19, 2019, we withdrew initial proceeds of $20.0 million representing the first tranche under the 2019 Credit Facility. The second tranche is available to us between December 1, 2019 and June 1, 2020. The third tranche will be available to us through January 15, 2021, subject to the achievement of certain clinical development milestones.
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

We have incurred losses and generated negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $85.5 million, $56.9 million and $28.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Until such time, if ever, as we can generate revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaborations, license and development agreements. To the extent that we raise additional capital through future equity offerings or debt financings, the ownership interest of common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the common stockholders. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that such financings will be obtained on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our research and development programs or future commercialization efforts. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties for one or more of our current or future drug candidates, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash used in operating activities	$(71,980)	$(47,279)	$(23,265)
Cash (used in)/provided by investing activities	51,970	(60,128)	(1,742)
Cash provided by financing activities	4,992	162,012	48,967
Net increase in cash, cash equivalents and restricted cash	$(15,018)	$54,605	$23,960
Operating Activities
Net cash used in operating activities for the year ended December 31, 2019, was $72.0 million, primarily due to our net loss of $85.5 million. This was partially offset by non-cash charges, including stock-based compensation expense of $8.2 million, depreciation expense of $1.8 million, and reduction in working capital of $3.5 million.
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
Investing Activities
Net cash used in investing activities for the year ended December 31, 2019, was $52.0 million, primarily consisting of maturity of investments totaling $55.0 million, slightly offset by the purchase of capital equipment totaled $3.0 million during the year.
Net cash used in investing activities for the year ended December 31, 2018, was $60.1 million, primarily consisting of the purchase of investments totaling $136.1 million, partially offset by maturities of investments totaling $81.3 million. Additionally, the purchase of capital equipment totaled $5.5 million during the year, slightly offset by $0.2 million of cash received for the sale of certain equipment.
Net cash provided by investing activities for the year ended December 31, 2017, was $1.7 million, primarily due to the purchase of capital equipment during the year.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2019 was $5.0 million, primarily due to proceeds from the issuance of long-term debt under our 2019 Credit Facility and proceeds from the issuance of common stock in connection with the exercise of option totaling $0.5 million, partially offset by the repayment of our prior debt facility.

Net cash provided by financing activities for the year ended December 31, 2018 was $162.0 million, primarily consisting of net proceeds of $75.8 million from our IPO, net proceeds of $81.3 million from the issuance of our Series C Preferred Stock as well as net proceeds of approximately $5.0 million from the issuance of long-term debt. This was partially offset by a payment made for the settlement of a derivative liability of $0.3 million.
Net cash provided by financing activities for the year ended December 31, 2017, was $49.0 million, primarily consisting of net proceeds of $48.9 million from the issuance of our Series B Preferred Stock.
Funding Requirements
We have incurred losses and cumulative negative cash flows from operations since our inception. As of December 31, 2019, we had an accumulated deficit of $198.9 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations.
We expect our expenses to increase substantially in connection with our ongoing development activities related to the initiation of clinical studies and preclinical work on additional monoclonal microbial product candidates, which are still in development, and our follow-on therapeutics and other programs. In addition, we expect to incur additional costs associated with increased personnel and operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	continue our proof of concept clinical trials of EDP1815 and EDP1503;

•	advance the clinical development of any additional monoclonal microbial product candidates;

•	conduct research and continue preclinical development of potential product candidates;

•	make strategic investments in manufacturing capabilities, including potentially planning and building a small-scale commercial manufacturing facility;

•	maintain our current intellectual property portfolio and opportunistically acquire complementary intellectual property;

•	seek to obtain regulatory approvals for our product candidates;

•	potentially establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

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
We expect that our cash and cash equivalents as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements to the end of 2020. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our forecast is based on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.
As of December 31, 2019, we had $77.8 million in cash and cash equivalents. Based on our available cash resources, we do not expect to have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date that the consolidated financial statements as of and for the three-year period ended December 31, 2019 appearing at the end of this Annual Report on Form 10-K were issued. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of the financial statements appearing at the end of this Annual Report on Form 10-K. As such, we plan to seek to raise capital from time to time this year through future equity financings, debt financings or partnerships to fund our future operations and remain as a going concern. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern.
Because of the numerous risks and uncertainties associated with the development of EDP1815, EDP1503 and EDP1867, any additional monoclonal microbial product candidates or any follow-on programs and because the extent to which we may enter into collaborations with third parties for development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for our technology platform or our other programs will depend on many factors, including:

•	the progress and results of our proof of concept clinical studies of EDP1815 and EDP1503;

•	the cost of manufacturing clinical supplies of our product candidates;

•	the scope, progress, results and costs of preclinical development, laboratory testing for any other potential product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	the effect of competing technological and market developments; and

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
Adequate additional funds may not be available to us on acceptable terms, or at all. We currently have an additional $10.0 million available to borrow under the 2019 Credit Facility. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of existing stockholders. The terms of our 2019 Credit Facility with K2HV preclude us from paying dividends on our equity securities without their consent. If we lack sufficient capital to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations would be materially adversely affected.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
Operating lease commitments(1)	$17,816	$2,886	$6,036	$6,403	$2,491
Debt obligations(2)	26,930	1,759	9,955	15,216	—
Obligations for research, development, manufacturing and other(3)	5,018	2,929	1,416	673	—
Other(4)	$352	$112	$240	$—	$—
Total	$50,116	$7,686	$17,647	$22,292	$2,491

(1)
Amounts in the table reflect payments due for our laboratory and office space in Cambridge, Massachusetts under two operating lease agreements that are scheduled to expire in 2020 and 2025, net of future minimum sublease payments.

(2)	Reflects the contractually required principal and interest payments payable pursuant to the 2019 Credit Facility.

(3)
Amounts represent the minimum cash amounts due on contractually obligated research, development and manufacturing contracts. Amounts exclude royalties and future milestones under current license agreements as we cannot estimate if they will occur.

(4)	Other amounts consist of non-cancelable obligations related to IT software and subscriptions
We enter into contracts in the normal course of business with CROs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.
Product Licenses
In addition to the amount set forth in the table above, we have certain obligations under licensing agreements with third parties that are contingent upon achieving various development, regulatory and commercial milestones.  Pursuant to our license agreement with the Mayo Clinic for the development and commercialization of certain microbes including EDP1815, we are required to make milestone payments to Mayo Clinic of up to an aggregate of approximately $1.0 million upon achievement of specific development milestones and approximately $56 million upon achievement of specific regulatory and commercial milestones. Through December 31, 2019, we have paid milestones totaling $0.2 million to the Mayo Clinic.
Pursuant to our license agreement with the University of Chicago for the development and commercialization of certain microbes for the treatment of cancer, including EDP1503, we are required to make payments to the University of Chicago of up to an aggregate of approximately $60.9 million upon achievement of specific development milestones, the vast majority of which are associated with specific regulatory and commercial milestone. Through December 31, 2019, we have incurred milestones totaling $0.4 million under the license agreement with the University of Chicago, all of which were incurred during 2018. Finally, pursuant to the terms of each of these license agreements, when and if commercial sales of a product commence, we will pay royalties to our licensors on net sales of the respective products.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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

For financial statement purposes and prior to the consummation of our IPO, we performed common stock valuations, with the assistance of a third-party specialist, at various dates, which resulted in valuations of our common stock of $2.49 per share as of January 15, 2017, $3.06 per share as of March 31, 2017, $4.53 per share as of June 30, 2017, $6.32 per share as of September 30, 2017 and $8.12 per share as of December 31, 2017. In addition to these valuations, we considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, including:

•	the prices at which we sold shares of preferred stock and the preferential rights and preferences of the preferred stock relative to our common stock at the time of each grant;

•	the progress of our research and development programs, including the status of preclinical studies for our product candidates;

•	our stage of development and our business strategy;

•	external market conditions affecting the biotechnology and pharmaceutical industries;

•	trends within the biotechnology and pharmaceutical industries;

•	our financial position, including cash and cash equivalents on hand, and our historical and forecasted performance and operating results;

•	the lack of an active public market for our common stock and our preferred stock;

•	the likelihood of achieving a liquidity event, such as an IPO, or sale of our company in light of prevailing market conditions; and

•	the analysis of IPOs and the market performance of similar companies in the biotechnology and pharmaceutical industries.
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
We are exposed to market risk related to changes in interest rates. As of December 31, 2019, our cash and cash equivalents consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.
As of December 31, 2019, we had $20.0 million of borrowings outstanding under our 2019 Credit Facility with K2HV. This term loan bears interest at a variable annual rate equal to the greater of (i) 8.65% and (ii) the prime rate plus 3.15% , thereby exposing us to interest rate risk. Based upon the prime rate at December 31, 2019 of 4.75% and considering the $20.0 million of principal outstanding, an immediate 10% change in the Prime Rate would not have a material impact on our debt-related obligations, financial position or results of operation.
Foreign Currency Fluctuation Risk
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation Fluctuation Risk
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2019 and 2018.

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear in this Annual Report on Form 10-K beginning on page F-1 and are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures, as defined under 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item will be set forth in the sections entitled “Proposal No. 1 Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” of our proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation
The information required by this Item will be set forth in the sections entitled “Executive Compensation” and “Director Compensation” of our proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated into this Annual Report on Form 10-K by reference.
Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Other than the information set forth below, the information required by this Item will be set forth in the section entitled “Stock Ownership” of our proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated into this Annual Report on Form 10-K by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2019, regarding our common stock that may be issued under: (1) the Evelo Biosciences, Inc. 2015 Stock Incentive Plan (the "2015 Plan"); (2) Evelo Biosciences, Inc. 2018 Stock Incentive Plan, (the "2018 Plan"); and (3) the Evelo Biosciences, Inc. 2018 Employee Stock Purchase Plan (the “ESPP”).

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in column (a))
Plan category:	(a)	(b)	(c)
Equity compensation plans approved by stockholders
2015 Plan (1)	3,693,741	$4.44	—
2018 Plan (2)	1,997,733	$11.71	1,063,503
ESPP (3)	—	$—	336,356
Equity compensation plans not approved by stockholders	—	$—	—
Total	5,691,474	$6.99	1,399,859

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
(3)    Pursuant to the terms of the 2018 ESPP, the number of shares of common stock that may be issued under the 2018 ESPP will automatically increase on each January 1, until and including January 1, 2028, by an amount equal to the lesser of (A) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors. The board of directors determined that, as to the January 1, 2020 increase, no shares be added to the number of shares reserved under the ESPP.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth in the sections entitled “Corporate Governance” and “Certain Transactions with Related Persons” of our proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated into this Annual Report on Form 10-K by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in the section entitled “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm” of our proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated into this Annual Report on Form 10-K by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.
The response to this portion of Item 15 is set forth under Item 8 hereof.
(a)(2) Financial Statement Schedules.
All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.
(a)(3) Exhibits.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date	Filed Herewith
3.1	Restated Certificate of Incorporation of Evelo Biosciences, Inc.	8-K	001-38473	3.1	5/11/18
3.2	Amended and Restated Bylaws of Evelo Biosciences, Inc.	8-K	001-38473	3.2	5/11/18
4.1	Fourth Amended and Restated Investors’ Rights Agreement, dated February 9, 2018, by and among Evelo Biosciences, Inc. and the investors named therein	S-1/A	333-224278	4.1	4/30/18
4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-224278	4.2	4/30/18
4.3	Description of Capital Stock					*
10.1#	2015 Stock Incentive Plan, as amended, and U.K. sub-plan and forms of agreements thereunder	S-1/A	333-224278	10.1	4/30/18
10.2#	2018 Incentive Award Plan, and U.K. sub-plan and forms of awards thereunder	S-1/A	333-224278	10.2	4/30/18
10.3#	2018 Employee Stock Purchase Plan, as amended					*
10.4#	Non-Employee Director Compensation Program, as amended					*
10.5#	Executive Severance Plan, as amended					*
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-224278	10.6	4/30/18
10.7	Lease between Evelo Biosciences, Inc. and 620 Memorial Leasehold LLC, dated July 14, 2015, as amended on January 24, 2018	S-1/A	333-224278	10.7	4/30/18
10.8	Sublease Agreement between Evelo Biosciences, Inc. and Bio-Rad Laboratories, Inc., dated December 27, 2017	S-1/A	333-224278	10.8	4/30/18
10.9#	Terms and Conditions of Employment between Evelo Biosciences (UK) Limited and Duncan McHale, M.B.B.S., Ph.D., effective as of May 1, 2019	8-K	001-38473	10.1	4/25/19

10.10#	Offer Letter between Evelo Biosciences, Inc. and Balkrishan (Simba) Gill, Ph.D., dated June 25, 2015, as amended on April 26, 2018	S-1/A	333-224278	10.11	4/30/18
10.11#	Offer Letter between Evelo Biosciences, Inc. and Mark Bodmer, Ph.D., dated October 6, 2015	S-1/A	333-224278	10.10	4/30/18
10.12#	Letter Agreement, dated September 16, 2019, between Evelo Biosciences, Inc. and David R. Epstein	8-K	001-38473	10.1	9/18/19
10.13#	Consulting Agreement, dated September 16, 2019, between Evelo Biosciences, Inc. and David R. Epstein	8-K	001-38473	10.2	9/18/19
10.14	Master Services Agreement, dated September 1, 2018, between Evelo Biosciences, Inc. and Weatherden Ltd	10-K	001-38473	10.12	2/15/19
10.15†	Patent License Agreement between Mayo Foundation for Medical Education and Research and Evelo Biosciences, Inc., dated August 6, 2017	S-1/A	333-224278	10.14	4/30/18
10.16†	Exclusive License Agreement between The University of Chicago for an Immuno-oncology Technology and Evelo Biosciences, Inc, dated March 10, 2016	S-1/A	333-224278	10.15	4/30/18
10.17†	Exclusivity and Commitment Agreement between Biose and Evelo Biosciences, Inc., dated February 15, 2018	S-1/A	333-224278	10.16	4/30/18
10.18††	Amendment No. 1 to Exclusivity and Commitment Agreement between Biose and Evelo Biosciences, Inc., dated August 1, 2019	10-Q	001-38473	10.4	11/5/19
10.19††	Collaboration Agreement between Evelo Biosciences, Inc. and Sacco S.r.l. dated July 9, 2019	10-Q	001-38473	10.4	8/6/19
10.20	Loan and Security Agreement by and among Evelo Biosciences, Inc. and the other borrowers party thereto, the lenders party thereto, K2 HealthVentures LLC, as administrative agent for such lenders, and Ankura Trust Company, LLC, as collateral agent for such lenders, dated July 19, 2019, as amended	10-Q	001-38473	10.3	8/6/19
21.1	Subsidiaries of Evelo Biosciences, Inc.					*
23.1	Consent of Ernst & Young LLP					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment.
††	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K
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

EVELO BIOSCIENCES, INC.
Date: February 14, 2020	By:	/s/ Balkrishan (Simba) Gill, Ph.D.
Balkrishan (Simba) Gill, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Balkrishan (Simba) Gill	President, Chief Executive Officer and Director (principal executive officer)	February 14, 2020
Balkrishan (Simba) Gill, Ph.D.

/s/ Jonathan Poole	Chief Financial Officer (principal financial and accounting officer)	February 14, 2020
Jonathan Poole

/s/ David R. Epstein	Chairman of the Board of Directors	February 14, 2020
David R. Epstein

/s/ Juan Andres	Director	February 14, 2020
Juan Andres

/s/ Ara Darzi	Director	February 14, 2020
Lord Ara Darzi

/s/ Jose-Carlos Gutiérrez-Ramos	Director	February 14, 2020
Jose-Carlos Gutiérrez-Ramos

/s/ Theodose Melas-Kyriazi	Director	February 14, 2020
Theodose Melas-Kyriazi

/s/ David P. Perry	Director	February 14, 2020
David P. Perry

/s/ Nancy A. Simonian	Director	February 14, 2020
Nancy A. Simonian, M.D.

EVELO BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Evelo Biosciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evelo Biosciences, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has limited financial resources, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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

Boston, MA
February 14, 2020

Evelo Biosciences, Inc.
Consolidated Balance Sheets
(In thousands, except per share and share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$77,833	$93,101
Short-term investments	—	54,818
Prepaid expenses and other current assets	3,176	3,703
Total current assets	81,009	151,622
Property and equipment, net	8,341	6,925
Other assets	1,570	1,320
Total assets	$90,920	$159,867
Liabilities, preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$620	$1,519
Accrued expenses	8,758	4,965
Other current liabilities	365	2,751
Total current liabilities	9,743	9,235
Noncurrent liabilities:
Long-term debt, net of current portion	19,634	12,305
Deferred rent, net of current portion	1,148	1,071
Other noncurrent liabilities	198	307
Total liabilities	30,723	22,918
Commitments and contingencies (Note 9)
Stockholder’s equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2019 and 2018, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 32,232,258 and 31,951,540 shares issued and 32,170,605 and 31,825,769 shares outstanding at December 31, 2019 and 2018, respectively	32	32
Additional paid-in capital	259,018	250,316
Accumulated other comprehensive loss	—	(18)
Accumulated deficit	(198,853)	(113,381)
Total stockholders’ equity	60,197	136,949
Total liabilities, convertible preferred stock and stockholders’ equity	$90,920	$159,867
The accompanying notes are an integral part of these consolidated financial statements.

Evelo Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Operating expenses:
Research and development	$63,128	$39,885	$19,957
General and administrative	23,229	18,218	7,574
Total operating expenses	86,357	58,103	27,531
Loss from operations	(86,357)	(58,103)	(27,531)
Other income (expense):
Interest income (expense), net	1,049	1,563	(215)
Other income (expenses), net	26	(406)	(301)
Other income (expense), net	1,075	1,157	(516)
Loss before income taxes	$(85,282)	$(56,946)	$(28,047)
Income tax expense	(190)	—	—
Net loss	(85,472)	(56,946)	(28,047)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	(85,472)	(56,946)	(28,047)
Convertible preferred stock dividends	—	(3,937)	(6,085)
Net loss attributable to common stockholders	$(85,472)	$(60,883)	$(34,132)
Net loss per share attributable to common stockholders, basic and diluted	$(2.67)	$(2.78)	$(9.10)
Weighted-average number of common shares outstanding, basic and diluted	32,031,862	21,871,029	3,750,790

Comprehensive loss:
Net loss	$(85,472)	$(56,946)	$(28,047)
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	18	(18)	—
Comprehensive loss	$(85,454)	$(56,964)	$(28,047)
The accompanying notes are an integral part of these consolidated financial statements.

Evelo Biosciences, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance-January 1, 2017	38,055,318	$33,863	3,618,543	$4	$—	$—	$(28,341)	$(28,337)
Issuance of Series B Preferred Stock for cash, net of issuance costs	27,777,778	49,807	—	—	—	—	—	—
Vesting of restricted common stock	—	—	154,920	—	57	—	—	57
Exercise of stock options	—	—	106,654	—	79	—	—	79
Other issuances of common stock	—	—	490	—	15	—	—	15
Accretion of preferred stock to redemption value	—	32	—	—	(9)	—	(23)	(32)
Stock-based compensation expense	—	—	—	—	1,542	—	—	1,542
Net loss	—	—	—	—	—	—	(28,047)	(28,047)
Balance-December 31, 2017	65,833,096	$83,702	3,880,607	$4	$1,684	$—	$(56,411)	$(54,723)
Issuance of Series B and Series C Preferred Stock, net of issuance costs	25,482,199	82,076	—	—	—	—	—	—
Proceeds from Initial Public Offering, net of underwriting costs and commissions	—	—	5,312,500	5	75,809	—	—	75,814
Conversion of preferred stock into common stock	(91,315,295)	(165,778)	22,386,677	22	165,756	—	—	165,778
Reclassification of warrant liability	—	—	—	—	819	—	—	819
Vesting of restricted common stock	—	—	113,641	—	36	—	—	36
Exercise of stock options and warrants	—	—	132,344	1	129	—	—	130
Stock-based compensation expense	—	—	—	—	6,059	—	—	6,059
Unrealized loss on investments	—	—	—	—	—	(18)	—	(18)
Retroactive adjustment to beginning accumulated deficit and additional paid-in capital resulting from adoption of ASU 2016-09	—	—	—	—	24	—	(24)	—
Net loss	—	—	—	—	—	—	(56,946)	(56,946)
Balance-December 31, 2018	—	$—	31,825,769	$32	$250,316	$(18)	$(113,381)	$136,949
Vesting of restricted common stock	—	—	64,118	—	26	—	—	26
Exercise of stock options	—	—	280,718	—	511	—	—	511
Stock-based compensation expense	—	—	—	—	8,165	—	—	8,165
Unrealized gain on investments	—	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	—	(85,472)	(85,472)
Balance-December 31, 2019	—	$—	32,170,605	$32	$259,018	$—	$(198,853)	$60,197
The accompanying notes are an integral part of these consolidated financial statements.

Evelo Biosciences, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(85,472)	$(56,946)	$(28,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,165	6,059	1,542
Depreciation expense	1,764	1,935	834
Change in fair value of warrant and debt derivative liability	—	406	301
Net (accretion of discount)/amortization of premium on marketable securities	(164)	—	—
Non-cash interest expense	255	103	35
Gain on sale of fixed assets	(2)	—	—
Prepaid expenses and other current assets	372	(3,052)	(347)
Accounts payable	(585)	(221)	774
Accrued expenses and other current liabilities	3,694	3,594	1,733
Other liabilities	(7)	843	(90)
Net cash used in operating activities	(71,980)	(47,279)	(23,265)
Investing activities
Purchase of investments	—	(136,087)	—
Proceeds from sales and maturities of investments	55,000	81,250	—
Purchases of property and equipment	(3,032)	(5,462)	(1,742)
Proceeds from the sale of fixed assets	2	171	—
Net cash used in investing activities	51,970	(60,128)	(1,742)
Financing activities
Net proceeds from the issuance of common stock upon completion of initial public offering	—	75,829	—
Deferred issuance costs	—	—	(15)
Net proceeds from the issuance of convertible preferred stock	—	81,336	48,903
Net proceeds from the issuance of long-term debt	19,481	4,975	—
Settlement of derivative liability	—	(250)	—
Proceeds from the exercise of stock options, restricted common stock and warrants	511	122	79
Repayment of long-term debt	(15,000)	—	—
Net cash provided by financing activities	4,992	162,012	48,967
Net increase in cash, cash equivalents and restricted cash	(15,018)	54,605	23,960
Cash, cash equivalents and restricted cash – beginning of year	94,351	39,746	15,786
Cash, cash equivalents and restricted cash – end of year	$79,333	$94,351	$39,746
Supplemental disclosure of cash flow information
Cash paid for interest	$1,166	$742	$437
Noncash investing and financing activities
Conversion of convertible preferred stock into common stock upon closing of initial public offering	$—	$165,778	$—
Conversion of convertible preferred stock warrants into common stock warrants	$—	$819	$—
Property and equipment additions in accounts payable and accrued expenses	$246	$348	$84
Issuance of debt derivative liability in connection with long-term debt facility	$—	$150	$—
Issuance of warrants in connection with long-term debt facility	$—	$89	$—
Accretion of convertible preferred stock to redemption value	$—	$—	$32
The accompanying notes are an integral part of these consolidated financial statements.

Evelo Biosciences, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation
Evelo Biosciences, Inc. ("Evelo" or the "Company”) is a biotechnology company which was incorporated in Delaware on May 6, 2014. The Company is discovering and developing oral biologics that act on cells in the small intestine with systemic therapeutic effects. The Company is advancing these oral biologics with the aim of treating a broad range of immune mediated diseases with an initial focus on inflammatory diseases and oncology. The Company is headquartered in Cambridge, Massachusetts.
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
Going Concern
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.
The Company has incurred operating losses since inception and expects such losses and negative operating cash flows to continue for the foreseeable future. Through December 31, 2019, the Company has raised gross proceeds of approximately $262.9 million from the sale of common stock, the sale of convertible preferred stock, and from the issuance of debt. At December 31, 2019, the Company had cash, cash equivalents and short-term investments of $77.8 million. The Company recorded net losses of $85.5 million, $56.9 million and $28.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the Company had an accumulated deficit of $198.9 million.
 The transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure. Based on the Company’s current operating plan, the Company believes that its cash and cash equivalents at December 31, 2019 will not be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Annual Report on Form 10-K and the Company will need to obtain additional funding. The Company intends to pursue strategic partnerships and collaborations, or obtain additional funding through its available financing sources which include, additional public offerings of common stock and private financing of debt or equity. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects. Because of the uncertainty in securing additional funding and the insufficient amount of cash and investment resources at December 31, 2019, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.
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

2. Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of stock-based awards. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.
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
Emerging Growth Company Status
Evelo is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, (the "JOBS Act"), and it may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Evelo may take advantage of these exemptions until it is no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. Evelo has elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, its consolidated financial statements may not be comparable to companies that comply with public company effective dates. Evelo may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of IPO or such earlier time that it is no longer an emerging growth company. Evelo would cease to be an emerging growth company if it has more than $1.07 billion in annual revenue; it has more than $700.0 million in market value of its stock held by non-affiliates (and has been a public company for at least 12 months and has filed one annual report on Form 10-K), or it has issued more than $1.0 billion of non-convertible debt securities over a three-year period.
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
As of December 31, 2019 and 2018, the Company has no off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss. The Company's only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale investments. Comprehensive loss totaled $85.5 million and $57.0 million for the years ended December 31, 2019 and 2018, respectively, and was not significantly different than net loss. For the year ended December 31, 2017 comprehensive loss was equal to net loss.

Cash, Cash Equivalents and Restricted Cash
Cash equivalents are comprised of highly liquid investments that are readily convertible into cash with original maturities of three months or less. Cash and cash equivalents include cash held in banks and amounts held in money market funds and U.S. treasuries with original maturities of three months or less. Cash equivalents are stated at cost, which approximates market value. The Company’s restricted cash consists of restricted cash in connection with building leases for the Company’s office and laboratory premises and deposits held in relation to the company's credit card facility. Restricted cash as of December 31, 2019 and 2018 was $1.5 million and $1.3 million, respectively, and is classified within other assets on the accompanying consolidated balance sheet. The following reconciles cash, cash equivalents and restricted cash as of December 31, 2019 and 2018, as presented on the Company's statements of cash flows to its related balance sheet accounts (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents:
Cash	$1,634	$1,300
Money market funds	76,199	91,801
Total cash and cash equivalents	77,833	93,101
Restricted cash	1,500	1,250
Cash, cash equivalents and restricted cash	$79,333	$94,351
Investments
The Company accounts for and classifies its investments as either “available-for-sale,” “trading,” or “held-to-maturity,” in accordance with the accounting guidance related to the accounting and classification of certain investments in debt and equity securities. The determination of the appropriate classification is based primarily on management’s intent to sell the investment at the time of purchase. As of December 31, 2019, the Company had no investments. As of December 31, 2018, all of the Company's investments were classified as available‑for‑sale securities.
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
Impairment of Long-Lived Assets
The Company periodically evaluates property and equipment for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. The Company has not recorded any material impairment charges during the years presented.
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
Accounting Pronouncements Issued and Not Adopted as of December 31, 2019
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes the guidance in former ASC 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to the historical guidance for operating leases. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which permits entities to continue applying legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year that the entity adopts the new leasing standard. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018 for most public entities. The Company will adopt this new standard on January 1, 2020 using the transition method permitted by ASU 2018-11. The Company has elected, in transition, to apply the package of practical expedients which allows the Company not to reassess whether existing contracts are or contain leases, the classification of existing leases, and whether initial direct costs qualify for capitalization. Additionally, the Company expects to elect the package of practical expedients to: i) not recognize lease assets and lease liabilities for leases with a term of 12 months of less; and ii) not separate the non-lease components from the associated lease components for leases of real estate and, instead, account for each non-lease component and associated lease component as a single component. Although its assessment is not complete, the Company currently expects the adoption of this guidance to result in the addition of material balances of leased assets and corresponding lease liabilities to its consolidated balance sheets, primarily relating to leases of office space.
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
3. Investments
As of December 31, 2019, the Company did not hold any short-term investments. As of December 31, 2018, the Company had short-term investments, consisting entirely of U.S. treasury securities, of $54.8 million.

The following table summarizes the Company's investments held at December 31, 2018, which are all classified as available-for-sale (in thousands):

Description	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2018:
U.S. treasury securities	$54,836	$—	$(18)	$54,818
Total	$54,836	$—	$(18)	$54,818
The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2019 the Company had no accumulated other comprehensive loss. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the years ended December 31, 2019 or 2018, and as a result, there were no material reclassifications out of accumulated other comprehensive loss for the same periods.
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

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2019 and 2018 (in thousands):

Description	December 31, 2019	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds included within cash and cash equivalents	$76,199	$76,199	$—	$—
Total	$76,199	$76,199	$—	$—

Description	December 31, 2018	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds included within cash and cash equivalents	$91,801	$91,801	$—	$—
U.S. treasury securities included within short-term investments	54,818	—	54,818	—
Total	$146,619	$91,801	$54,818	$—
As of December 31, 2019 and 2018, the Company's cash equivalents and short-term investments have been initially valued at the transaction price and subsequently valued utilizing a third-party pricing service. The Company validates the prices provided by its third-party pricing service by understanding the models used and obtaining market values from other pricing sources.
5. Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	December 31,
	2019	2018
Property and equipment:
Lab equipment	$7,479	$5,393
Leasehold improvements	2,014	1,824
Furniture and fixtures	750	525
Computers and software	204	115
Office equipment	9	9
Construction-in-process	1,594	1,011
Property and equipment	12,050	8,877
Less: accumulated depreciation	(3,709)	(1,952)
Property and equipment, net	$8,341	$6,925
The Company recognized $1.8 million, $1.9 million and $0.8 million of depreciation expense for the years ended December 31, 2019, 2018 and 2017, respectively.
6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2019	2018
Accrued external research and development expenses	$4,583	$1,587
Accrued payroll and related expenses	3,149	2,198
Accrued professional fees	659	1,010
Accrued other	367	170
Total accrued expenses	$8,758	$4,965

7. Loan and Security Agreement
2016 Credit Facility
In 2016, the Company entered into a credit facility (the “2016 Credit Facility”) with a bank that allowed the Company to borrow up to $15.0 million. Borrowings under the 2016 Credit Facility were secured by a lien on all Company assets, excluding intellectual property.
Prior to 2018, a total of $10.0 million was drawn under the 2016 Credit Facility, and in February 2018, the Company drew the remaining $5.0 million available. This resulted in an increase to the interest rate to the higher of (i) prime plus 0.25% or (ii) 4.50% per annum and extended the interest only payment period through to August 15, 2019. Upon the expiration of the interest only period, amounts borrowed would have been repayable over 24 equal monthly payments of principal plus interest accrued through August 15, 2021. The Company had the ability to prepay the outstanding balance of the 2016 Credit Facility at its option with a prepayment fee of 2% of principal amount if prepayment was made before August 15, 2018 or 0.5% if the prepayment was made between August 15, 2018 and August 15, 2019.
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
The 2016 Credit Facility contained negative covenants restricting the Company’s activities, including limitations on cash deposits, dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or making investments and certain other business transactions. There were no financial covenants associated with the agreement
2019 Credit Facility
On July 19, 2019, the Company entered into a loan and security agreement (as amended, the "2019 Credit Facility") with K2 HealthVentures LLC and others (collectively, "K2HV") pursuant to which the K2HV agreed to make term loans in an aggregate principal amount of up to $45.0 million available to the Company in three tranches. The initial tranche of $20.0 million was funded upon closing on July 19, 2019. The second tranche of $10.0 million is available to be funded at the Company's election between December 1, 2019 and June 1, 2020, subject to certain customary conditions. The third tranche of $15.0 million is available to be funded at the Company's election on or before January 15, 2021, subject to certain customary conditions and the achievement of certain clinical development milestones. Borrowings under the 2019 Credit Facility are collateralized by substantially all of the Company's personal property, excluding intellectual property, and the Company pledged its equity interests in its subsidiaries, subject to certain limitations with respect to its foreign subsidiaries.
Interest on the outstanding loan balance will accrue at a variable annual rate equal to the greater of (i) 8.65% and (ii) the prime rate plus 3.15%. The Company is required to make interest-only payments on the loans on a monthly basis through February 28, 2022. If the Company elects to draw the third tranche, the interest-only period will be extended through August 31, 2022. Subsequent to the interest only periods, the Company is required to make equal monthly payments of principal plus interest until the loans mature on August 1, 2024. Upon final payment or prepayment of the loans, the Company must pay a final payment equal to 4.3% of the loans borrowed, which is being accrued to interest expense over the term of the loan using the effective-interest method. The Company incurred fees associated with establishing the 2019 Credit Facility of $0.4 million. The Company has an option to prepay the loans in whole, subject to a prepayment fee of 2% of the amount prepaid or, if the prepayment occurs after the 18-month anniversary of the funding date of the loans, 1% of the amount prepaid.
The 2019 Credit Facility contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and occurrence of a material adverse effect. The Company has determined that the risk of subjective acceleration under the material adverse events clause was remote and therefore has classified the long-term portion of the outstanding principal in non-current liabilities. Upon the occurrence and continuation of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the administrative agent, collateral agent, and lenders may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the 2019 Credit Facility and under applicable law. As of December 31, 2019, the Company was in compliance with all covenants under the 2019 Credit Facility.
The Company used the proceeds from the initial $20.0 million tranche to prepay the full $15.0 million loan balance outstanding under the 2016 Credit Facility on July 19, 2019.

The Company has the following minimum aggregate future loan payments at December 31, 2019 (in thousands):

2020	$1,759
2021	1,754
2022	8,201
2023	8,847
2024	6,369
Total minimum payments	$26,930
Less amounts representing interest and discount	(7,296)
Long-term debt	$19,634
Interest expense related to the Company's 2016 Credit Facility was approximately $0.5 million, $0.9 million, and $0.5 million, respectively, for the years ended December 31, 2019, 2018 and 2017.
Interest expense related to the Company's 2019 Credit Facility was approximately $0.8 million for the year ended December 31, 2019.
8. In-License Agreements
Mayo Foundation for Medical Education and Research
On June 10, 2016, the Company entered into a Research and License Agreement, (the “2016 Mayo License Agreement”) with the Mayo Foundation for Medical Education and Research, an affiliate of Mayo Clinic (the “Mayo Clinic”). Under the 2016 Mayo License Agreement, the Mayo Clinic was entitled to certain participation rights in connection with the issuance and sale of Series B Preferred Stock. The 2016 Mayo License Agreement allowed the Mayo Clinic to purchase shares at the same price paid as other investors and is considered to be a fair value contract. In 2018, the Mayo Clinic purchased 1,666,667 shares of Series B Preferred Stock at $1.80 per share. Also pursuant to the 2016 Mayo License Agreement, the Mayo Clinic received 490 shares of common stock upon the completion of certain project milestones as well as warrants to purchase common stock (the “Mayo Warrants”) exercisable for 18 shares and 116 shares of common stock upon the completion of certain additional project milestones. The Mayo Warrants were fully vested and expensed in 2016. On April 9, 2018, the Mayo Clinic exercised its warrant and was issued 134 shares of common stock.
On August 6, 2017, the Company and the Mayo Clinic entered into a license agreement (“2017 Mayo License Agreement”). Under the 2017 Mayo License Agreement, the Mayo Clinic granted the Company (i) an exclusive, worldwide, sublicensable license under the Mayo Clinic’s rights to certain intellectual property and microbial strains (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how, in each case, to develop and commercialize certain microbial strains and licensed products incorporating any such strains. As consideration, the Company paid a nonrefundable upfront fee of $0.2 million and annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2017. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe the Mayo Clinic milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $56.0 million in the aggregate, as well as royalties on net sales of licensed products in low single-digit percentages. As of December 31, 2019, the Company has incurred milestone payments to date totaling approximately $0.2 million under the agreement of which no amounts are currently due.
University of Chicago
On March 10, 2016, the Company and the University of Chicago entered into a patent license agreement (“2016 University of Chicago Agreement”). Under the 2016 University of Chicago Agreement, the University of Chicago granted the Company (i) an exclusive, royalty-bearing and sublicensable license under the Licensed Patents and (ii) a non-exclusive, royalty-bearing, sublicensable license to access the technical information to diligently develop and commercialize Licensed Products. As consideration, the Company paid a nonrefundable upfront fee of less than $0.5 million and will pay annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2016. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe the University of Chicago milestone payments, totaling an aggregate of approximately $60.9 million, upon the achievement of certain development, regulatory, and commercial milestones, as well as royalties on net sales of licensed products ranging from low to high single-digit percentages. In addition, the Company also agreed to pay the University of Chicago a share of sublicense revenue. As of December 31, 2019, the Company has incurred milestone payments to date totaling approximately $0.4 million under the agreement of which no amounts are currently due.

9. Commitments and Contingencies
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
In June 2018, the Company entered into a sublease arrangement with a third party to lease space subject to an operating lease that is scheduled to expire in 2020. The future minimum rental payments to be received under this agreement total $0.2 million and are equivalent to the minimum payments due from the Company to the landlord.
The Company recorded $2.9 million, $3.2 million, and $1.0 million of rent expense for the years ended December 31, 2019, 2018 and 2017, respectively, which are net of sublease rental income of $0.5 million, $0.2 million, and none, respectively.
The minimum aggregate future lease commitments at December 31, 2019, are as follows (in thousands):

2020	$3,088
2021	2,973
2022	3,062
2023	3,154
2024	3,249
Thereafter	2,492
$18,018
Collaboration Agreement with Sacco S.r.l.
In July 2019, the Company entered into an agreement with Sacco S.r.l. ("Sacco"), an affiliate of one of the Company’s existing contract manufacturing organizations, pursuant to which and subject to certain exceptions for pre-existing products for pre-existing customers, Sacco will manufacture and supply single strain, non-genetically modified microbes intended for oral delivery or oral use in pharmaceutical products exclusively for the Company for a period of five years. Sacco may terminate the agreement if the provision of manufacturing services has been, or is scheduled to be, inactive for a period of six consecutive months. The Company has agreed to pay Sacco an aggregate of €3.0 million, €0.6 million annually, during the exclusivity period. The Company recognized €0.6 million in expense associated with this agreement during the year ended December 31, 2019.
Equipment Funding Arrangement
In July 2019, the Company entered into an arrangement with one of its external manufacturing partners providing the Company with priority access to future manufacturing services which will be rendered using certain dedicated equipment. In return for such access, the Company committed to provide funding for the purchase of the dedicated equipment in an aggregate amount of £0.8 million. An upfront payment of £0.4 million was paid in 2019 and, the remaining amounts will be paid subject to the manufacturer's installation and qualification of the equipment, estimated to occur in early 2020.
Agreement with Biose Industrie
On February 15, 2018, the Company entered into an agreement with Biose Industrie (“Biose”), a French corporation, in which Biose has agreed to exclusively manufacture certain microbial biotherapeutic products for the Company and reserve agreed upon manufacturing resources to conduct manufacturing runs for such products. Under the terms of this agreement, the Company agreed to annual fees in the mid-six digits in consideration of both exclusivity for the manufacture of monoclonal microbials and for a set minimum number of manufacturing runs per year. Exclusivity fees paid and any minimum commitments are expensed as incurred. At December 31, 2019, aggregate minimum payments over the remaining contract life total approximately $1.3 million.
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
In April 2019, the United States Patent and Trademark Office ("USPTO"), granted a third-party petition to initiate a post-grant review of a patent issued to the University of Chicago, to which the Company has an exclusive license from the University of Chicago. Although the Company believes that the subject patent is valid, there is a possibility that the USPTO could invalidate the patent or require the University of Chicago to narrow the claims contained in the patent. Under the terms of the license agreement, the Company is responsible for reimbursing the University of Chicago for patent defense.
10. Stockholders’ Equity (Deficit) and Convertible Preferred Stock
Common Stock
On April 27, 2018, the Company filed an amendment to its certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-4.079 reverse stock split of the Company’s common stock. All share and per share data shown in the consolidated financial statements and related notes have been retroactively revised to reflect the reverse stock split.
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
On June 3, 2019, the Company filed a Registration Statement on Form S-3 (File No. 333-231911) (the “Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million for a period of up to three years from the date of the filing. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $50.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf. As of December 31, 2019, no securities have been issued pursuant to the sales agreement.
Convertible Preferred Stock
Upon closing of the IPO in May 2018, all 91,315,295 outstanding shares of the Series A, Series A-1, Series A-2, Series A-3, Series B and Series C Preferred Stock automatically converted into 22,386,677 shares of the Company’s common stock at the applicable conversion ratio of 1-for-4.079. Prior to conversion, all shares of Preferred Stock accrued a cumulative dividend of 8% per annum. Dividends for the applicable periods are included in net loss attributable to common shareholders on the consolidated statement of operations through the conversion date. All accrued dividends earned on Preferred Stock were forfeited as of the conversion.
In February and March 2018, the Company issued a total of 25,232,199 shares of Series C Preferred Stock at purchase price of $3.23 for gross proceeds $81.5 million under the same terms as the Series B Preferred Stock.
11. Stock-Based Compensation
2018 Incentive Award Plan
The Company’s board of directors adopted on April 18, 2018, and the Company’s stockholders approved, the 2018 Incentive Award Plan (the “2018 Plan”), which became effective May 8, 2018 and under which the Company may grant cash and equity-based incentive awards to the Company’s employees, officers, directors, consultants and advisors. Following the effectiveness of the 2018 Plan, the Company ceased making grants under the 2015 Stock Incentive Plan (as amended the “2015 Plan"). The 2018 Plan initially allowed the Company to grant awards for up to 1,344,692 shares of common stock plus that number of shares of common stock subject to awards outstanding under the 2015 Plan, that are forfeited, lapse unexercised or are settled in cash. Each year starting with 2019, the number of shares available for grants of awards under the 2018 Plan will be increased automatically on January 1 by a number of shares of common stock equal to the lesser of 4% of the shares of common stock outstanding on the final day of the preceding calendar year or the number of shares determined by the Company’s board of directors. Accordingly, on January 1, 2019, the number of shares authorized for issuance under the 2018 Incentive Plan was increased by 1,273,031 shares and on January 1, 2020 this number was further increased by 1,286,824 shares. The 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it.
The exercise price of stock options granted under the 2018 Plan is equal to not less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the board of directors and are subject to the provisions of the 2018 Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options provide for accelerated vesting in the event of a change in control. Awards granted to non-employee consultants generally vest monthly over a period of one to four years. Stock options granted under the 2018 Plan expire no more than 10 years from the date of grant. As of December 31, 2019, equity-based incentive awards covering 2,214,826 shares of the Company’s common stock have been issued under the 2018 Plan, of which

217,093 shares have been canceled and none have been exercised. As of December 31, 2019, 1,063,503 shares of common stock are available for future grant under the 2018 Plan, which includes 443,513 shares subject to awards that were originally granted, and have since the effective date of the 2018 Plan been canceled or repurchased, under the 2015 Plan.
2015 Stock Incentive Plan
Prior to the approval of the 2018 Plan, the Company granted equity awards under the 2015 Plan, which originally provided for grant of incentive stock options, non-qualified stock options, restricted stock awards, or RSAs, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors.
The terms of equity award agreements, including vesting requirements, were determined by the board of directors and are subject to the provisions of the 2015 Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. A limited number of awards contain performance-based vesting criteria and for such awards that are deemed probable of vesting, the Company records expense in the period in which such determination is made through any estimated remaining vesting period. Certain options provide for accelerated vesting in the event of a change in control. Awards granted to non-employee consultants generally vest monthly over a period of one to four years. Stock options issued under the 2015 Plan expire no more than 10 years from the date of grant. As of the effectiveness of the 2018 Plan, the Company ceased making awards under the 2015 Plan.
Under the 2015 Plan, the Company was authorized to grant equity awards up to an aggregate of 5,417,044 shares of common stock. As of December 31, 2019, an aggregate of 5,758,518 options and other equity awards had been granted under the 2015 Plan, of which 1,185,268 have been exercised, 879,522 have been canceled and 18,468 have been repurchased as of December 31, 2019. A total of 113,006 shares previously reserved under the 2015 Plan that had not been exercised or were otherwise subject to outstanding exercise awards were no longer authorized as of May 8, 2018.
Stock-Based Compensation Expense
Stock-based compensation expense included in the Company’s statements of operations is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$3,648	$2,508	$849
General and administrative	4,517	3,551	693
Total stock-based compensation expense	$8,165	$6,059	$1,542
Stock Options
A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted Average - Exercise Price	Weighted Average - Remaining Contractual Life	Aggregate Intrinsic Value(1) (in thousands)
Options outstanding at December 31, 2018	4,917,811	$5.64
Granted	1,510,850	$11.04
Exercised	(280,718)	$1.82
Canceled	(456,469)	$9.08
Options outstanding at December 31, 2019	5,691,474	$6.99	7.88	$5,543
Exercisable at December 31, 2019	2,427,373	$4.30	7.05	$4,253
Vested and expected to vest as of December 31, 2019	5,691,474	$6.99	7.88	$5,543

(1)
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

The Company had 3,264,101 unvested stock options outstanding as of December 31, 2019. The weighted-average fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $7.46, $8.00 and $4.89, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $1.8 million, $1.0 million and $0.8 million, respectively.

When utilizing the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted to employees as well as the vesting or re-measurement date fair value for awards granted to non-employees, the Company used the following weighted average, or ranges of, assumptions for options granted to employees and options granted to non-employees:
Employee option grants

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.28%	2.74%	2.03%
Expected life (in years)	6.02	6.17	6.18
Volatility	76.2%	77.0%	79.5%
Expected dividend rate	0.00%	0.00%	0.00%
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
Non-employee option grants

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	1.98%	2.71%	2.30%
Expected life (in years)	7.63	8.29	9.43
Volatility	76.0%	75.6%	78.9%
Expected dividend rate	0.00%	0.00%	0.00%
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
As of December 31, 2019, total unrecognized stock-based compensation expense relating to unvested stock options was $18.2 million. This amount is subject to change as the unvested portion of the stock options granted to non-employees is subject to re-measurement over the vesting period. This amount is expected to be recognized over a weighted average period of 2.39 years.
2018 Employee Stock Purchase Plan

The Company's board of directors adopted on April 18, 2018, and the Company’s stockholders approved, the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective on May 8, 2018. A total of 336,356 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the

ESPP will automatically increase on the first day of each calendar year, beginning in 2020 and ending in 2028, by an amount equal to the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) an amount determined by the Company’s board of directors. The Company’s board of directors determined not to increase the number of shares that may be issued under the ESPP on January 1, 2020. The Company's board of directors has authorized an initial offering period under the ESPP commencing on February 1, 2020.
12. Income Taxes
The Company has recorded a tax provision for December 31, 2019 of $0.2 million. The Company did not record a tax benefit for the periods presented due to the losses incurred and the need for a full valuation allowance on net deferred tax assets. The tax expense recorded for the December 31, 2019 period primarily relates to current tax expense at the Company's UK subsidiary. The difference between the income tax expense at the U.S. federal statutory rate and the recorded provision is primarily due to the valuation allowance provided on all deferred tax assets. The Company’s loss before income tax for the periods presented was generated in the United States with a small profit generated by the Company's subsidiary in the United Kingdom.

	December 31,
	2019	2018
U.S. federal tax statutory rate	21.0%	21.0%
State taxes, net of federal benefit	7.0%	6.5%
Non-deductible stock compensation	(0.6)%	(1.0)%
Other non-deductible expenses	(0.4)%	(0.6)%
Credits	1.6%	2.3%
Change in valuation allowance	(29.1)%	(28.2)%
Other	0.3%	—%
Total	(0.2)%	—%

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$25,895	$26,339
Research and development credits	4,856	2,721
Capitalized research and development, patent and start-up costs	22,101	360
Accrued expenses	1,006	918
Stock based compensation	2,335	1,017
Depreciation	(295)	(281)
Deferred tax assets before valuation allowance	55,898	31,074
Valuation allowance	(55,898)	(31,074)
Net deferred tax assets	$—	$—
As of December 31, 2019, the Company had approximately $96.1 million and $90.4 million of Federal and state Net Operating Losses (“NOLs”), respectively. The Federal NOLs include $49.9 million which expire at various dates through 2037, and $46.2 million which carryforward indefinitely. The state NOLs expire at various dates through 2039. As of December 31, 2019, the Company had federal and state research credits of $3.4 million and $1.9 million, respectively, which expire at various dates through 2039.
Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the Internal Revenue Code provisions, certain substantial changes in the Company’s ownership, including the sale of the Company or significant changes in ownership due to sales of equity, have limited and may limit in the future, the amount of net operating loss carryforwards which could be used annually to offset future taxable income. The Company has not yet completed an analysis of ownership changes. The Company may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside the Company’s control. As a result, the Company’s ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to the Company. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. All NOLs generated post tax reform will have an indefinite life, are not subject to carryback provisions and limited to 80% of income in any year.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2019 and 2018, respectively. The valuation allowance increased by $24.8 million in 2019 primarily due to increases in net operating losses and research and development credits.
As of December 31, 2019 and 2018, the Company had no unrecognized tax benefits, respectively. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.
13. Net Loss Per Share
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
The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Year Ended December 31,
	2019	2018	2017
Convertible preferred shares (as converted to common stock)	—	—	16,139,518
Warrant to purchase convertible preferred shares (as converted to common stock) and common shares	—	—	47,628
Unvested common stock from early exercise of options	61,653	125,781	257,876
Stock options to purchase common stock	5,691,474	4,917,811	3,179,536
Total	5,753,127	5,043,592	19,624,558
14. Related Party Transactions
The Company entered into an employment arrangement with Duncan McHale, an executive officer of Weatherden Ltd (“Weatherden”), a United Kingdom based clinical development consulting firm, beginning in December 2017. Pursuant to the terms of the agreement, the Company has agreed to pay Mr. McHale £0.3 million per year to serve as the Company’s Chief Medical Officer. The Company receives clinical advisory services from Weatherden through a supply of service agreement that was entered into during 2017 and, subsequently, a master services agreement in 2018. Duncan McHale, the Company’s Chief Medical Officer is a part owner of Weatherden. During the years ended December 31, 2019, 2018 and 2017, the Company paid Weatherden $1.0 million, $0.7 million, and $0.3 million, respectively. As of December 31, 2019 and 2018, the amounts due to Weatherden were $0.2 million and $0.2 million, respectively.
In June 2018, the Company entered into a subleasing arrangement with Ring Therapeutics (formerly known as VL46), an affiliate of one of its stockholders, Flagship Venture Funds. Under the terms of the sublease, the Company will invoice VL46 for an aggregate $0.9 million in rent payments which are due during the period from July 1, 2018 through May 31, 2020 plus any related taxes and lease operating costs. As of December 31, 2019, $0.7 million related to this sublease agreement has been recorded as an offset to rent expense within the consolidated statements of operations and comprehensive loss.

The Company entered into a consulting agreement with David Epstein (the "Consulting Agreement"), the Company's Chairman of the Board, effective September 16, 2019 pursuant to which Mr. Epstein will provide strategic advisory and other consulting services to the Company. The Consulting Agreement has a one year term and may be earlier terminated by either Mr. Epstein or the Company upon 30 days’ notice, or 24 hours’ notice by the non-breaching party in the event of a breach. In accordance with the terms of the Consulting Agreement, Mr. Epstein was granted an option to purchase 75,000 shares of the Company’s common stock, which award vests in 36 equal monthly installments subject to his continued provision of consulting services to the Company pursuant to the Consulting Agreement on the applicable vesting date. Under the Consulting Agreement, Mr. Epstein also is entitled to receive (i) an annual equity award on each anniversary of the effective date of the Consulting Agreement in the form of an option to purchase shares of the Company’s common stock having an aggregate grant date fair market value equal to approximately $0.2 million, as determined by the Board in its discretion based on customary option pricing methodologies, which award vests in full on the first anniversary of the grant date, subject to his continued provision of consulting services to the Company pursuant to the Consulting Agreement on the applicable vesting date, and (ii) an aggregate annual cash consulting fee of $0.3 million for his consulting services. All of the foregoing options, to the extent then outstanding, will be subject to accelerated vesting upon the occurrence of a change in control of the Company.
15. Selected Quarterly Financial Information (Unaudited)
The following table contains unaudited quarterly financial information for 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	2019
(in thousands except per share data)	March 31	June 30	September 30	December 31
Total operating expenses	$20,804	$21,387	$21,496	$22,670
Total other expense (income), net	(505)	(446)	137	(261)
Income tax expense	—	—	—	190
Net loss	$(20,299)	$(20,941)	$(21,633)	$(22,599)
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(0.65)	$(0.67)	$(0.70)

	Three Months Ended
	2018
(in thousands except per share data)	March 31	June 30	September 30	December 31
Total operating expenses	$10,425	$15,228	$16,457	$15,993
Total other expense (income), net	75	(82)	(600)	(550)
Net loss	$(10,500)	$(15,146)	$(15,857)	$(15,443)
Convertible preferred stock dividends	(2,417)	(1,520)	—	—
Net loss attributable to common stockholders	$(12,917)	$(16,666)	$(15,857)	$(15,443)
Net loss per share attributable to common stockholders, basic and diluted	$(3.29)	$(0.85)	$(0.50)	$(0.49)