Form 10-Q
period 2020-03-31
Evelo Biosciences, Inc.
filed 2020-05-11
CIK 1694665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2020, the registrant had 32,333,036 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, the anticipated impact of the novel coronavirus (“COVID-19”) pandemic on our business, business strategy, prospective products, product approvals, research and development costs, timing and plans for clinical trials, expected timing of the release of clinical trial data, new formulations and product candidates, the scalability of manufacturing for EDP1815, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•our status as a development-stage company and our expectation to incur losses in the future;
•our ability to continue as a going concern, our future capital needs and our need to raise additional funds;

•our ability to build a pipeline of product candidates and develop and commercialize drugs;
•our unproven approach to therapeutic intervention;
•our ability to enroll patients and volunteers in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;
•our ability to establish our own manufacturing facilities and to receive or manufacture sufficient quantities of our product candidates;
•the impact of the COVID-19 pandemic on our operations, including our preclinical studies and clinical trials, and the continuity of our business;
•our ability to protect and enforce our intellectual property rights;
•federal, state, and foreign regulatory requirements, including FDA regulation of our product candidates;
•the timing of clinical trials and the likelihood of regulatory filings and approvals;
•our ability to obtain and retain key executives and attract and retain qualified personnel; and
•our ability to successfully manage our growth.
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

Evelo Biosciences, Inc.
Form 10-Q for the Quarterly Period Ended March 31, 2020

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Evelo Biosciences, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except per share and share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$58,115	$77,833
Prepaid expenses and other current assets	2,878	3,176
Total current assets	60,993	81,009
Property and equipment, net	8,478	8,341
Right of use asset - operating lease	12,106	—
Other assets	1,570	1,570
Total assets	$83,147	$90,920
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,210	$620
Accrued expenses	9,039	8,758
Operating lease liability, current portion	1,806	—
Other current liabilities	408	365
Total current liabilities	12,463	9,743
Noncurrent liabilities:
Long-term debt	19,720	19,634
Operating lease liability, net of current portion	11,451	—
Deferred rent, net of current portion	—	1,148
Other noncurrent liabilities	169	198
Total liabilities	43,803	30,723
Commitments and contingencies
Stockholder’s equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 32,369,471 and 32,232,258 shares issued and 32,321,208 and 32,170,605 shares outstanding at March 31, 2020 and December 31, 2019, respectively	32	32
Additional paid-in capital	261,206	259,018
Accumulated deficit	(221,894)	(198,853)
Total stockholders’ equity	39,344	60,197
Total liabilities and stockholders’ equity	$83,147	$90,920
See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$17,419	$15,680
General and administrative	5,842	5,124
Total operating expenses	23,261	20,804
Loss from operations	(23,261)	(20,804)
Other (expense) income:
Interest (expense) income, net	(181)	505
Other income	466	—
Other income, net	285	505
Loss before income taxes	(22,976)	(20,299)
Income tax expense	(65)	—
Net loss	$(23,041)	$(20,299)

Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(0.64)
Weighted-average number of common shares outstanding, basic and diluted	32,250,050	31,925,072

Comprehensive loss:
Net loss	$(23,041)	$(20,299)
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax of $0	—	16
Comprehensive loss	$(23,041)	$(20,283)
See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Three Months Ended March 31, 2020
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance-December 31, 2019	—	$—	32,170,605	$32	$259,018	$—	$(198,853)	$60,197
Vesting of restricted common stock	—	—	13,390	—	7	—	—	7
Exercise of stock options	—	—	137,213	—	226	—	—	226
Stock-based compensation expense	—	—	—	—	1,955	—	—	1,955
Unrealized gain on investments	—	—	—	—		—	—	—
Net loss	—	—	—	—		—	(23,041)	(23,041)
Balance-March 31, 2020	—	$—	32,321,208	$32	$261,206	$—	$(221,894)	$39,344
See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Three Months Ended March 30, 2019
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance-December 31, 2018	—	$—	31,825,769	$32	$250,316	$(18)	$(113,381)	$136,949
Vesting of restricted common stock	—	—	23,345	—	7	—	—	7
Exercise of stock options	—	—	181,521	—	257	—	—	257
Stock-based compensation expense	—	—	—	—	1,953	—	—	1,953
Unrealized gain on investments	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	(20,299)	(20,299)
Balance-March 31, 2019	—	$—	32,030,635	$32	$252,533	$(2)	$(133,680)	$118,883
See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(23,041)	$(20,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,955	1,953
Depreciation expense	491	375
Net (accretion of discount)/amortization of premium on marketable securities	—	(115)
Non-cash interest expense	50	28
Non-cash lease expense	627	—
Gain on sale of fixed assets, net	(3)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	298	(221)
Accounts payable	565	97
Accrued expenses and other current liabilities	146	185
Operating lease liabilities	(624)	—
Other liabilities	21	4
Net cash used in operating activities	(19,515)	(17,993)
Investing activities
Proceeds from sales and maturities of investments	—	31,000
Purchases of property and equipment	(435)	(876)
Proceeds from sale of fixed assets	6	—
Net cash (used in)/provided by investing activities	(429)	30,124
Financing activities
Proceeds from the exercise of stock options	226	258
Net cash provided by financing activities	226	258
Net (decrease) increase in cash, cash equivalents and restricted cash	(19,718)	12,389
Cash, cash equivalents and restricted cash – beginning of period	79,333	94,351
Cash, cash equivalents and restricted cash – end of period	$59,615	$106,740
Supplemental disclosure of cash flow information
Cash paid for interest	$437	$215
Noncash investing and financing activities
Property and equipment additions in accounts payable and accrued expenses	$406	$172
See accompanying notes to the condensed consolidated financial statements.

EVELO BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Organization
Evelo Biosciences, Inc. ("Evelo" or the "Company”) is a biotechnology company which was incorporated in Delaware on May 6, 2014. The Company is discovering and developing oral biologics designed to act on cells in the small intestine with systemic therapeutic effects. The Company is advancing these oral biologics with the aim of treating a broad range of immune mediated diseases with an initial focus on inflammatory diseases and oncology. The Company is headquartered in Cambridge, Massachusetts.
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

The Company has incurred operating losses since inception and expects such losses and negative operating cash flows to continue for the foreseeable future. The Company historically has funded its operations from the issuance of convertible notes, convertible preferred stock and common stock, and through debt financings. At March 31, 2020, the Company had cash and cash equivalents of $58.1 million and an accumulated deficit of $221.9 million.
Going Concern
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure. Based on the Company’s current operating plan, the Company believes that its cash and cash equivalents at March 31, 2020 will not be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Quarterly Report on Form 10-Q, and the Company will need to obtain additional funding. The Company intends to pursue strategic partnerships and collaborations, or obtain additional funding through its available financing sources which include, additional public offerings of common stock and private financing of debt or equity. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalent resources at March 31, 2020, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standard Codification (“ASC”) and ASU of the FASB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended

December 31, 2019 and notes thereto. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of March 31, 2020, the results of its operations and stockholders' equity for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of stock-based awards. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned, controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Subsequent Event Considerations
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the unaudited condensed consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure in this Quarterly Report on Form 10-Q.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company's only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale investments. Comprehensive loss totaled $20.3 million for the three months ended March 31, 2019. For the three months ended March 31, 2020 comprehensive loss was $23.0 million and equaled net loss.

Cash, Cash Equivalents, and Restricted Cash
Cash equivalents are comprised of highly liquid investments that are readily convertible into cash with original maturities of three months or less. Cash and cash equivalents include cash held in banks and amounts held in money market funds. Cash equivalents are stated at cost, which approximates market value. The Company’s restricted cash consists of restricted cash in connection with building leases for the Company’s office and laboratory premises and deposits held in relation to the company's credit card facility. Restricted cash totaled approximately $1.5 million at March 31, 2020 and December 31, 2019, and is classified within other assets on the accompanying condensed consolidated balance sheet. The following reconciles cash, cash equivalents and restricted cash as of March 31, 2020 and December 31, 2019, as presented on the Company's statements of cash flows, to its related balance sheet accounts (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents:
Cash	$7,618	$1,634
Money market funds	50,497	76,199
Total cash and cash equivalents	58,115	77,833
Restricted cash	1,500	1,500
Cash, cash equivalents and restricted cash	$59,615	$79,333
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
ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:
•Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities;
•Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and
•Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.
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

Recently Adopted Accounting Pronouncements
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes the guidance in former ASC 840, Leases. The new accounting guidance requires recognition of all long-term lease assets and lease liabilities by lessees and sets forth new disclosure requirements for those lease assets and liabilities. It requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The FASB subsequently issued several ASUs amending the new standard. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018 for most public entities. The Company adopted this new standard on January 1, 2020 using the required modified retrospective approach and utilizing the effective date as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840.
ASU 2016-02 provides a number of optional practical expedients in transition. The Company elected to adopt the 'package of practical expedients', which permits the Company (i) not to reassess whether expired existing contracts are or contain leases, (ii) not to reassess the classification of expired or existing leases, and (iii) not to reassess initial direct costs for any existing leases. The Company will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance. Adoption of this standard resulted in the recognition of a right-of-use asset and a lease liability on the Company’s January 1, 2020 condensed consolidated balance sheet of $12.7 million and $13.9 million, respectively. There was no material impact resulting from the adoption on the Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2020. For leases with terms greater than 12 months, the Company records the related right-of-use asset and lease liability at the present value of lease payments over the term. As the Company’s leases do not provide readily determinable implicit interest rates, the Company utilized its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates. The application of the new standard required netting of unamortized balance of lease incentives and deferred lease obligation to the right-of-use asset at the adoption date. The Company’s operating leases include rental escalation clauses that are factored into the determination of lease payments when appropriate. The Company does not separate lease and non-lease components of contracts. Refer to Note 3, Leases within these unaudited condensed consolidated financial statements for additional information.
Share-Based Compensation
In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting (Topic 718) ("ASU 2018-07"), which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. Entities will apply the ASU by recognizing a cumulative-effect adjustment, if any, to retained earnings as of the beginning of the annual period of adoption. The Company adopted ASU 2018-07 on January 1, 2020. The adoption of this standard did not have a material impact on its condensed consolidated financial statements.
Accounting Pronouncements Issued and Not Adopted as of March 31, 2020
Income Taxes
In December 2019, the FASB issued ASU No. 2019 -12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard includes several provisions which simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and increasing consistency and clarity for the users of financial statements. This standard will be effective for the Company on January 1, 2021. Early adoption is permitted. The Company is currently evaluating the potential impact ASU 2019-12 may have on its financial position and results of operations upon adoption.

3. Leases
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
In June 2018, the Company entered into a sublease arrangement with a third party to lease space subject to an operating lease that expired in April 2020. The minimum rental payments received under this agreement totaled $0.1 million and were equivalent to the minimum payments due from the Company to the landlord.
The Company recorded rent expense of $0.7 million for both the three months ended March 31, 2020 and 2019. Rent expense for each of the three months ended March 31, 2020 and 2019 is net of sublease rental income of $0.2 million.
The minimum aggregate future lease commitments, exclusive of any offsetting sublease rental payments, at March 31, 2020, are as follows (in thousands):

Amount
2020 (excluding three month ended March 31. 2020)	$2,251
2021	2,973
2022	3,062
2023	3,154
2024	3,249
Thereafter	2,491
Total lease payments	17,180
Less imputed interest	(3,923)
$13,257

Other information:
Operating cash flows used for operating leases	$837
Weighted-average remaining lease term (in years)	5.5
Weighted-average discount rate	9.5%

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of March 31, 2020 and December 31, 2019 (in thousands):

Description	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds included within cash and cash equivalents	$50,497	$50,497	$—	$—
Total	$50,497	$50,497	$—	$—

Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds included within cash and cash equivalents	$76,199	$76,199	$—	$—
Total	$76,199	$76,199	$—	$—
As of March 31, 2020 and December 31, 2019, the Company's cash equivalents have been initially valued at the transaction price and subsequently valued utilizing a third party pricing service. The Company validates the prices provided by its third-party pricing service by understanding the models used and obtaining market values from other pricing sources.
5. Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Property and equipment:
Lab equipment	$8,082	$7,479
Leasehold improvements	2,014	2,014
Furniture and fixtures	822	750
Computers and software	204	204
Office equipment	3	9
Construction-in-process	1,467	1,594
Property and equipment	12,592	12,050
Less: accumulated depreciation	(4,114)	(3,709)
Property and equipment, net	$8,478	$8,341
The Company recognized $0.5 million and $0.4 million of depreciation expense for the three months ended March 31, 2020 and 2019, respectively.

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

The 2019 Credit Facility contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and occurrence of a material adverse effect. The Company has determined that the risk of subjective acceleration under the material adverse events clause was remote and therefore has classified the long-term portion of the outstanding principal in non-current liabilities. Upon the occurrence and continuation of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the administrative agent, collateral agent, and lenders may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the 2019 Credit Facility and under applicable law. As of March 31, 2020, the Company was in compliance with all covenants under the 2019 Credit Facility.

The Company used the proceeds from the initial $20.0 million tranche to prepay the full $15.0 million loan balance outstanding under the 2016 Credit Facility on July 19, 2019.
The Company has the following minimum aggregate future loan payments at March 31, 2020 (in thousands):

Twelve month period ending March 31,	Amount
2021	$1,754
2022	2,421
2023	9,376
2024	8,675
Thereafter	4,267
Total minimum payments	26,493
Less amounts representing interest and discount	(6,773)
Long-term debt	$19,720
Interest expense related to the Company's 2016 Credit Facility was approximately $0.2 million for the three months ended March 31, 2019.
Interest expense related to the Company's 2019 Credit Facility was approximately $0.4 million for the three months ended March 31, 2020.

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
On August 6, 2017, the Company and the Mayo Clinic entered into a license agreement (“2017 Mayo License Agreement”). Under the 2017 Mayo License Agreement, the Mayo Clinic granted the Company (i) an exclusive, worldwide, sublicensable license under the Mayo Clinic’s rights to certain intellectual property and microbial strains (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how, in each case, to develop and commercialize certain microbial strains and licensed products incorporating any such strains. As consideration, the Company paid a nonrefundable upfront fee of $0.2 million and annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2017. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe the Mayo Clinic milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $56.0 million in the aggregate, as well as royalties on net sales of licensed products in low single-digit percentages. As of March 31, 2020, the Company has incurred milestone payments to date totaling approximately $0.2 million under the agreement of which no amounts are currently due.
University of Chicago
On March 10, 2016, the Company and the University of Chicago entered into a patent license agreement (“2016 University of Chicago Agreement”). Under the 2016 University of Chicago Agreement, the University of Chicago granted the Company (i) an exclusive, royalty-bearing and sublicensable license under the Licensed Patents and (ii) a non-exclusive, royalty-bearing, sublicensable license to access the technical information to diligently develop and commercialize Licensed Products. As consideration, the Company paid a nonrefundable upfront fee of less than $0.5 million and will pay annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2016. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe the University of Chicago milestone payments, totaling an aggregate of approximately $60.9 million upon the achievement of certain development, regulatory, and commercial milestones, as well as royalties on net sales of licensed products ranging from low to high single-digit percentages. As of March 31, 2020, the Company has incurred milestone payments to date totaling approximately $0.4 million.

8. Commitments and Contingencies
Collaboration Agreement with Sacco S.r.l.
In July 2019, the Company entered into an agreement with Sacco S.r.l. ("Sacco"), an affiliate of one of the Company’s existing contract manufacturing organizations, pursuant to which and subject to certain exceptions for pre-existing products for pre-existing customers, Sacco will manufacture and supply single strain, non-genetically modified microbes intended for oral delivery or oral use in pharmaceutical products exclusively for the Company for a period of five years. Sacco may terminate the agreement if the provision of manufacturing services has been, or is scheduled to be, inactive for a period of six consecutive months. The Company has agreed to pay Sacco an aggregate of €3.0 million, €0.6 million annually, during the exclusivity period. The Company has incurred milestone payments to date totaling approximately €0.6 million of which no amounts are currently due as of March 31, 2020.
Equipment Funding Arrangement
In July 2019, the Company entered into an arrangement with one of its external manufacturing partners providing the Company with priority access to future manufacturing services which will be rendered using certain dedicated equipment. In return for such access, the Company committed to provide funding for the purchase of the dedicated equipment in an aggregate amount of £0.8 million. An upfront payment of £0.4 million was paid in 2019 and any remaining amounts will be paid subject to the manufacturer's installation and qualification of the equipment, estimated to occur in 2020.
Agreement with Biose Industrie
On February 15, 2018, the Company entered into an agreement with Biose Industrie (“Biose”), a French corporation, in which Biose has agreed to exclusively manufacture certain microbial biotherapeutic products for the Company and reserve agreed upon manufacturing resources to conduct manufacturing runs for such products. Under the terms of this agreement, the Company agreed to annual fees in the mid-six digits in consideration of both exclusivity for the manufacture of monoclonal microbials and for a set minimum number of manufacturing runs per year. Exclusivity fees paid and any minimum commitments are expensed as incurred. At March 31, 2020, aggregate minimum payments over the remaining contract life total approximately $1.2 million.
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

In April 2019, the United States Patent and Trademark Office ("USPTO"), granted a third party petition to initiate a post-grant review of a patent issued to the University of Chicago, to which the Company has an exclusive license from the University of Chicago. In April 2020, the USPTO issued its decision in post-grant review, finding unpatentable all of the current claims in the patent. We are reviewing the decision and considering our options with respect of the patent, which include seeking narrower claims through re-issue or appeal. Importantly, the USPTO decision does not hinder the Company's ability to continue developing its oncology or other product candidates. Under the terms of our license agreement, the Company has been responsible for reimbursing the University of Chicago for patent defense costs.

9. Stockholders’ Equity
Common Stock
On June 3, 2019, the Company filed a Registration Statement on Form S-3 (File No. 333-231911) (the “Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million for a period of up to three years from the date of the filing. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $50.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf. As of March 31, 2020, no securities have been issued pursuant to the sales agreement.
10. Stock-Based Compensation
2018 Incentive Award Plan
The Company’s board of directors adopted on April 18, 2018, and the Company’s stockholders approved, the 2018 Incentive Award Plan (the “2018 Plan”), which became effective May 8, 2018 and under which the Company may grant cash and equity-based incentive awards to the Company’s employees, officers, directors, consultants and advisors. Following the effectiveness of the 2018 Plan, the Company ceased making grants under the 2015 Stock Incentive Plan (as amended, the "2015 Plan"). The 2018 Plan initially allowed the Company to grant awards for up to 1,344,692 shares of common stock plus that number of shares of common stock subject to awards outstanding under the 2015 Plan that expire, lapse or become terminated or are exchanged for cash, surrendered, repurchased, canceled without having been fully exercised or forfeited following the effective date of the 2018 Plan. Each year starting with 2019 and ending in and including 2028, the number of shares available for grants of awards under the 2018 Plan will be increased automatically on January 1 by a number of shares of common stock equal to the lesser of 4% of the shares of common stock outstanding on the final day of the preceding calendar year or the number of shares determined by the Company’s board of directors. Accordingly, on January 1, 2019, the number of shares authorized for issuance under the 2018 Plan was increased by 1,273,031 shares, and on January 1, 2020 this number was further increased by 1,286,824 shares. The 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it.
The exercise price of stock options granted under the 2018 Plan is not less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the board of directors and are subject to the provisions of the 2018 Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options provide for accelerated vesting in the event of a change in control. Awards granted to non-employee consultants generally vest monthly over a period of one to four years. Stock options granted under the 2018 Plan expire no more than 10 years from the date of grant. As of March 31, 2020, equity-based incentive awards covering up to 3,573,326 shares of the Company’s common stock have been issued under the 2018 Plan, of which 547,883 have been canceled and none have been exercised. As of March 31, 2020, 1,552,557 shares of common stock are available for future grant under the 2018 Plan, which includes 673,453 shares subject to awards that were originally granted, and have, since the effective date of the 2018 Plan, been canceled or repurchased under the 2015 Plan.
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

Under the 2015 Plan, the Company was authorized to grant equity awards up to an aggregate of 5,417,044 shares of common stock. As of March 31, 2020, an aggregate of 5,758,518 options and other equity awards had been granted under the 2015 Plan, of which 1,322,481 have been exercised, 1,109,462 have been canceled and 18,468 have been repurchased as of March 31, 2020. A total of 113,006 shares previously reserved under the 2015 Plan that had not been exercised or were otherwise subject to outstanding exercise awards were no longer authorized for issuance under the 2015 Plan as of May 8, 2018.
Stock-Based Compensation Expense
Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
General and administrative	$889	$1,062
Research and development	1,066	891
Total stock-based compensation expense	$1,955	$1,953
Stock Options
A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2019	5,691,474	$6.99
Granted	1,358,500	7.02
Exercised	(137,213)	1.65
Canceled	(560,730)	9.27
Options outstanding at March 31, 2020	6,352,031	$6.91
Exercisable as of March 31, 2020	2,790,620	$5.26
The weighted-average fair value of options granted during the three months ended March 31, 2020 and 2019 was $4.81 and $8.82, respectively.
As of March 31, 2020, total unrecognized stock-based compensation expense relating to unvested stock options was $19.1 million. This amount is expected to be recognized over a weighted average period of 2.87 years.
2018 Employee Stock Purchase Plan

The Company's board of directors adopted on April 18, 2018, and the Company’s stockholders approved, the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective on May 8, 2018. A total of 336,356 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2020 and ending in and including 2028, by an amount equal to the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) an amount determined by the Company’s board of directors. The Company's board of directors determined not to increase the number of shares that may be issued under the ESPP on January 1, 2020. The Company's board of directors has authorized an initial offering period under the ESPP commencing on February 1, 2020.

The compensation expense in connection with the ESPP was approximately $18.0 thousand for the three months ended March 31, 2020. There were no shares purchased under the ESPP during the three months ended March 31, 2020.

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
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act contains several key provisions including: (i) five year carryback of net operating losses (“NOLs”), (ii) increasing Section 163(j) from 30% limitation to 50% for 2019 and 2020, (iii) delay of payment of employer payroll taxes, (iv) temporary refundable employee retention credit, (v) suspension of certain aviation and alcohol excise taxes and (vi) technical correction for qualified improvement property. The CARES Act is not expected to have an impact on the Company's condensed consolidated financial statements.
For the three months ended March 31, 2020, the Company has recorded a tax provision of $0.1 million primarily related to the Company's wholly-owned UK subsidiary. There were no significant income tax provisions or benefits for the three months ended March 31, 2019.
12. Net Loss Per Share
Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. The Company has computed diluted net loss per common share after giving consideration to all potentially dilutive common shares, including options to purchase common stock, issuance of common stock under the ESPP, restricted common stock, convertible preferred stock and warrants to purchase convertible preferred stock, outstanding during the period determined using the if-converted and treasury stock methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and therefore basic and diluted net loss per share have been equivalent.
The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Unvested common stock from early exercise of options	48,263	102,436
Stock options to purchase common stock	6,352,031	5,685,275
Common stock offering from ESPP	14,043	—
Total	6,414,337	5,787,711

13. Related Party Transactions
The Company receives clinical advisory services from Weatherden Ltd. (“Weatherden”) under agreements that were entered into during 2017 and 2018. Duncan McHale, the Company’s Chief Medical Officer, is a part owner of Weatherden. During the three months ended March 31, 2020 and 2019, the Company paid Weatherden $0.2 million and $0.3 million, respectively. As of March 31, 2020 and 2019, the amounts due to Weatherden under the supply of service agreement were $0.1 million in both periods.
In June 2018, the Company entered into a subleasing arrangement with Ring Therapeutics (formerly VL46), an affiliate of one of its stockholders, Flagship Venture Funds. Under the terms of the sublease, the Company invoiced Ring Therapeutics for an aggregate $0.9 million in rent payments which were due during the period from July 1, 2018 through April 30, 2020 plus any related taxes and lease operating costs. For the three months ended March 31, 2020, $0.2 million related to this sublease agreement, inclusive of rent payments, taxes, and operating expenses, has been recorded as an offset to operating expense within the unaudited condensed consolidated statements of operations and comprehensive loss.
The Company entered into a consulting agreement with David Epstein (the "Consulting Agreement"), the Company's Chairman of the Board, effective September 16, 2019 pursuant to which Mr. Epstein will provide strategic advisory and other consulting services to the Company. The Consulting Agreement has a one year term and may be terminated earlier by either Mr. Epstein or the Company upon 30 days’ notice, or 24 hours’ notice by the non-breaching party in the event of a breach. In accordance with the terms of the Consulting Agreement, Mr. Epstein was granted an option to purchase 75,000 shares of the Company’s common stock, which award vests in 36 equal monthly installments subject to his continued provision of consulting services to the Company pursuant to the Consulting Agreement on the applicable vesting date. Under the Consulting Agreement, Mr. Epstein also is entitled to receive (i) an annual equity award on each anniversary of the effective date of the Consulting Agreement in the form of an option to purchase shares of the Company’s common stock having an aggregate grant date fair market value equal to approximately $0.2 million, as determined by the Board in its discretion based on customary option pricing methodologies, which award vests in full on the first anniversary of the grant date, subject to his continued provision of consulting services to the Company pursuant to the Consulting Agreement on the applicable vesting date, and (ii) an aggregate annual cash consulting fee of $0.3 million for his consulting services. All of the foregoing options, to the extent then outstanding, will be subject to accelerated vesting upon the occurrence of a change in control of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report"), including the audited consolidated financial statements and notes thereto contained in our 2019 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described, in or implied, by these forward-looking statements. In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “Evelo,” “Evelo Biosciences,” the “Company,” “we,” “us,” “our” and similar references refer to Evelo Biosciences, Inc. and its consolidated subsidiaries.
Overview
Evelo Biosciences is discovering and developing a new class of orally delivered biologic medicines that are intended to act locally on cells in the small intestine to produce systemic therapeutic effects throughout the body The target cells in the small intestine play a central role in governing the immune, metabolic and neurological systems throughout the body. We refer to this relationship as the small intestinal axis, or SINTAX™. The importance of SINTAX as a therapeutic target has only recently become appreciated and we have built a platform to discover and develop novel oral biologics which target SINTAX. These therapeutics have the potential to be effective, safe and affordable medicines and to transform the treatment of major diseases, driving profound benefits to patients and society.
Our first product candidates are monoclonal microbials: orally delivered pharmaceutical compositions of naturally occurring, specific single strains of microbes. In preclinical models monoclonal microbials engage immune cells in the small intestine and drive changes in systemic biology without systemic exposure and without colonizing the gut. We have observed in preclinical studies that specific monoclonal microbials can downregulate or upregulate immune responses throughout the body by acting on SINTAX.
Impact of COVID-19
On March 11, 2020, the World Health Organization ("WHO") declared the COVID-19 outbreak a pandemic. The outbreak has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business closures and curtailments, and school closures.
Consistent with a Massachusetts state directive, as a biotechnology company, we currently continue to operate as an essential business. Notwithstanding our continued operations, the COVID-19 pandemic has had, and for an extended period of time could have, negative impacts on our operations and supply chain. Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our employees and our supply chain. We have endeavored to follow recommended actions of government and health authorities to protect our employees with particular measures in place for those working in our laboratories, such as staggered work shifts, and flexible schedules and telecommuting for office workers. We are working with our contract manufacturing organizations to minimize delays and disruptions to scheduled manufacturing batch runs for our product candidates and to ensure conformity to product specifications.
The COVID-19 pandemic is impacting the enrollment of new patients into, and the retention of existing patients in, our on-going clinical trials, due primarily to certain clinical sites suspending recruitment and enrollment and lower patient participation. Two clinical sites in our ongoing Phase 1/2 clinical trial of EDP1503 have suspended patient recruitment because of the COVID-19 pandemic, and other clinical sites in this study may limit certain clinical study activities (e.g., biomarker testing) because of patient safety concerns. Our ongoing Phase 1b clinical trial of EDP1815 in individuals with mild to moderate psoriasis and atopic dermatitis has been minimally affected. We fully recruited two planned cohorts in March and April 2020, each with 24 individuals. Between these cohorts, only four individuals have dropped out due to COVID-19 related logistics. Due to impacts from the COVID-19 pandemic, we expect that initiation of upcoming trials in our inflammation program, including our Phase 2 dose-ranging study of EDP1815 in individuals with mild to moderate psoriasis and our first in human Phase 1b clinical trial of EDP1867, will each be delayed by at least one quarter relative to our previously provided timing guidance. In our ongoing Phase 1/2 clinical trial of EDP1503, we continue to recruit individuals in line with the local and national guidelines of the clinical research sites. We are keeping in close contact with our contract research organization ("CRO") and clinical sites to provide support and guidance to ensure the safety of the patients in our clinical trials. We have prioritized our drug supply operations to secure the re-supply of patients currently enrolled in our clinical trials.
Capital markets and worldwide economies have been significantly impacted by the COVID-19 pandemic and the measures governments have implemented to control the spread of the virus. Such disruption to capital markets and economies could have a material adverse effect on our ability to obtain additional funding, including public offerings of common stock and private debt or equity financings. In response, we have taken steps to reduce our spending to the extent consistent with our business priorities.
The extent to which the COVID-19 pandemic impacts our business and finances will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States, the United Kingdom and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, the United Kingdom and other countries to contain and treat the disease. See “Risk Factors — The outbreak of the novel coronavirus disease, COVID-19, has and may continue to adversely impact our business, including our preclinical studies and clinical trials and finances.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Recent Clinical Developments
EDP1815
EDP1815 is a monoclonal microbial candidate for inflammatory diseases.
Psoriasis and atopic dermatitis
Phase 1b clinical trial in mild-moderate psoriasis and atopic dermatitis
In November 2018, we initiated our ongoing Phase 1b placebo-controlled dose-escalating safety and tolerability study of EDP1815 in healthy volunteers and individuals with mild to moderate psoriasis or atopic dermatitis. The primary endpoint of this trial is safety and tolerability. Prospectively defined secondary and exploratory endpoints include clinical measures of disease, cellular histological biomarkers and blood immune cell biomarkers taken from biopsies and blood samples, respectively, at the start and end of the 28-day dosing period. Safety and tolerability, and secondary clinical endpoints are also measured at day 42, two weeks after completion of dosing.
In August 2019, we reported positive interim data from this Phase 1b trial from an initial cohort of 12 individuals with mild to moderate psoriasis dosed once per day for 28 days with 550mg (low dose) of the enteric capsule formulation of EDP1815 or placebo. EDP1815 was well tolerated in this cohort with no overall difference reported from placebo.
At the end of the 28-day dosing period, individuals dosed with EDP1815 showed a reduction in mean LSS at 28 days of 2 points, on a 12-point scale (p<0.05), compared to a mean increase of 0.25 points in individuals who received placebo. Lesion Severity Score (“LSS") reductions over the dosing period of individuals dosed with EDP1815 ranged from 0-67 percent. LSS, a secondary endpoint, is a component of the Psoriasis Area and Severity Index ("PASI") and measures redness, thickness, and scaling of an individual psoriatic lesion and is a sensitive clinical measure for individuals with mild to moderate disease. Trends consistent with the LSS reductions were observed in the reduction of the PASI scores in individuals treated with EDP1815 compared to individuals treated with placebo.
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
(2) Represents the combination of placebo arms for the low dose (n=4) and high dose (n=6) cohorts
A range of histological and molecular biomarkers were measured in the low dose and high dose cohorts, with trends in line with the clinical activity of EDP1815 observed in the low dose cohort. In March 2020, we reported a detailed analysis of this biomarker data that highlights the individual inflammatory cytokines and chemokines that were modulated. EDP1815 caused a pronounced downward shift in production of interleukin 6 (“IL-6”) and interleukin 8 (“IL-8”) in the blood of individuals with psoriasis compared to placebo during the 28-day dosing period. Similar, slightly less pronounced reductions were seen for tissue necrosis factor alpha ("TNFα") and interleukin 1 beta ("IL-1β"). The results for IL-6 and IL-8 are shown in the waterfall plots below.

Blood samples were taken at baseline and after 28 days of daily oral administration of EDP1815 (n=20) or placebo (n=18) from patients in our ongoing clinical study in mild to moderate psoriasis. Whole blood was incubated with a broad inflammatory activator, lipopolysaccharide (LPS). 6 cytokines were reliably measured in this assay. The waterfall plots show the difference between the baseline value and after 28 days of treatment. All patients from both low and high dose EDP1815 cohorts are shown
In March 2020, we initiated dosing in two additional cohorts in our ongoing Phase 1b trial to test an alternative formulation of EDP1815. One cohort included 24 individuals with mild to moderate psoriasis who were randomized 2:1 to receive a daily dose of 2.76g of the alternative formulation of EDP1815 or placebo for 28 days. 22 individuals,

15 receiving EDP1815 and seven receiving placebo, completed this study, while two individuals dropped out due to COVID-19 logistics. Interim data from this cohort did not show an impact on LSS or PASI score. Based on these data, we are discontinuing development of the alternative formulation in mild to moderate psoriasis.
The other cohort included 24 individuals with mild to moderate atopic dermatitis who were randomized 2:1 to receive a daily dose of 2.76g of the alternative formulation of EDP1815 or placebo for 28 days. To date, 21 individuals, 16 receiving EDP1815 and five receiving placebo have completed this study, while two individuals have dropped out due to COVID-19 logistics. Interim data from this cohort did not show an impact on the Eczema Area and Severity Index (“EASI”) score or the Scoring Atopic Dermatitis (“SCORAD”) score, in line with the alternative formulation in psoriasis data. Further evaluation of the potential of EDP1815 in atopic dermatitis will be conducted using the enteric capsule formulation, as positive clinical data was observed in psoriasis with this formulation.
KLH immunopharmacology
As a further direct translational test of the immunopharmacology of EDP1815, an antigen challenge model was investigated in healthy human volunteers. This is a human equivalent of the delayed-type hypersensitivity preclinical model. 20 volunteers were immunized with keyhole limpet hemocyanin (KLH) and dosed with either 2.7g of the enteric capsule formulation of EDP1815 (n=16) or placebo (n=4) daily for 28 days. An immune reaction was induced by challenge with an intradermal injection of KLH on the arm at day 27. Inflammation 24 hours after intradermal KLH challenge was determined by measuring basal blood flow using laser speckle contrast imaging. EDP1815 resulted in a greater than 15-fold reduction in the inflammatory reaction, compared to placebo (n=24, combination of placebo arms from multiple cohorts); a reduction in the inflammatory response of over 90%. EDP1815 reduced basal blood flow close to the pre-challenge baseline, consistent with effects seen preclinically and confirming the anti-inflammatory activity of EDP1815 in the enteric capsule formulation.
Planned Phase 2 clinical trial in mild-moderate psoriasis
We plan to advance EDP1815 into a Phase 2 dose ranging study, evaluating three doses of EDP1815 in the enteric capsule formulation versus placebo in approximately 225 individuals with mild to moderate psoriasis. The primary endpoint of the trial will be the mean reduction in PASI score at 16 weeks. Other clinical measures of psoriasis will also be evaluated. We expect to initiate the Phase 2 clinical trial in the third quarter of 2020, and to announce interim data in the middle of 2021. This updated guidance reflects a one quarter delay due to the current and anticipated impact of the COVID-19 pandemic on clinical site initiation and patient recruitment. Clinical data from this trial may enable us to advance directly into Phase 3 registrational trials in 2021, subject to end of Phase 2 discussions with regulatory agencies.
We intend to evaluate EDP1815 in additional inflammatory disease indications, depending on the results from the interim data analysis of the Phase 2 trial. Potential indications include psoriatic arthritis, axial spondylarthritis and rheumatoid arthritis.
COVID-19
Biomarker data from the Phase 1b clinical trial of EDP1815 in psoriasis suggest the potential of EDP1815 in the treatment of COVID-19. We believe that the effect of EDP1815 on systemic IL-6, IL-8, TNFα and IL-1β reduction previously observed is notable given the emerging evidence of the potential role of these immune factors in driving pathogenic effects and lung damage following infection with a range of viruses including influenza, coronaviruses (SARS, MERS and SARS-CoV-2) and respiratory syncytial virus.
Tissue damage following infection with COVID-19 appears to be due to an emergent excess host immune response. Approximately seven days after SARS-CoV-2 infection, the host immune system starts to become a driver of disease symptoms and, in some individuals, an exaggerated inflammatory response has been observed. This cytokine storm and hyperinflammation can lead to lung and sometimes multi-organ damage. The development of these severe complications e.g. acute respiratory distress syndrome (“ARDS”) can be independent of high-titer viral replication. The immune and inflammatory response in affected lungs includes production of high levels of IL-6, TNFα and IL-1β, and an influx of neutrophils and cytotoxic T cells.

Based on data from our Phase 1b clinical study in psoriasis, EDP1815 may have the potential to modulate multiple immune pathways, including those associated with a cytokine storm, to resolve hyperinflammation without causing complete immunosuppression. Early intervention in the disease process could prevent and/or reduce COVID-Related Complications (“CRC”) leading to lower morbidity and mortality and reduced demands on healthcare systems. We believe the tolerability of EDP1815 observed in our Phase 1b clinical trial potentially makes it well-suited for early intervention in this host-mediated disease process.
In May 2020, in conjunction with the Robert Wood Johnson University Hospital and the Rutgers University, we announced the submission of an Investigational New Drug (IND) application for a Phase 2 double-blind, placebo-controlled clinical trial evaluating the safety and efficacy of EDP1815 for the treatment of individuals diagnosed with COVID-19 early in the course of their disease. The trial initially will evaluate 60 individuals to determine if early intervention with EDP1815 can prevent the progression of COVID-19 symptoms and the development of CRC. Individuals who have presented at the emergency room of the Robert Wood Johnson University Hospital within the last 36 hours and tested positive for SARS-CoV-2 will be randomized 1:1 to receive the enteric capsule formulation of EDP1815 or placebo for 14 days, along with the standard of care. The primary endpoint will be reduced requirements for oxygen therapy, as measured by the ratio of oxygen saturation (SpO2) / fraction of inspired oxygen (FiO2). Key secondary endpoints will include total symptom duration, progression along the WHO scale of disease severity, and mortality. Data from the trial are expected during the second half of 2020.
If EDP1815 is successfully developed and approved as a treatment for COVID-19, we believe that we could rapidly scale the manufacturing of EDP1815 to supply the drug at a reasonable cost. If approved and proven effective for early intervention, we expect that oral EDP1815 could also be used in the outpatient setting to control the community impact of the COVID-19 pandemic. If the Phase 2 trial is successful in COVID-19, we plan to investigate EDP1815 as a potential therapy for other diseases, such as influenza infection, in which hyperinflammation and cytokine storm can play a key role.
EDP1867
EDP1867 is a non-replicating monoclonal microbial candidate for inflammatory diseases. EDP1867 was selected from a broad screen of single strains of microbes in in vitro cellular assays and in vivo models of inflammation. In preclinical studies EDP1867 was shown to resolve TH2-dependent inflammation which underlies atopic diseases and a large spectrum of asthma. We plan to initiate clinical studies in individuals with atopic dermatitis or asthma. We expect to initiate our first Phase 1b clinical trial of EDP1867 in the first quarter of 2021, reflecting a one quarter delay to previous guidance due to the current and anticipated impact of the COVID-19 pandemic on clinical site initiation and patient recruitment.
EDP1503
In December 2018, we initiated our ongoing Phase 1/2 open-label clinical trial of EDP1503 in combination with KEYTRUDA (pembrolizumab), Merck's anti-PD-1 therapy, in three cohorts of individuals: microsatellite stable colorectal cancer; triple-negative breast cancer; and individuals with multiple tumor types who have relapsed on prior PD-1/L1 inhibitor treatment. This trial is designed to evaluate the safety and tolerability, immune response markers and overall response rates achieved with EDP1503 in combination with KEYTRUDA.
In November 2019, we announced that the microsatellite stable colorectal cancer ("CRC") cohort has been fully recruited. Several individuals in this cohort have shown extended stable disease although no formal clinical responses according to RECIST criteria (objective response rate) have been evident. Cellular infiltration biomarker changes were also observed in tumor biopsies taken from these individuals during the EDP1503 monotherapy period, which we believe are consistent with preclinical observations for EDP1503.
We have decided to prioritize the development of EDP1503 for the treatment of triple negative breast cancer (“TNBC”) with a high dose regimen, based on early clinical response data with this regimen. A total of 61 individuals have been enrolled into this study across the three cohorts. Individuals in this trial have received either four capsules twice daily (high dose) or two capsules twice daily of the enteric capsule formulation of EDP1503, in combination with pembrolizumab. Future recruitment in this trial will focus on individuals with TNBC and they will receive the high dose of EDP1503. We expect to announce data from the TNBC cohort in the second half of 2020. Initial safety analyses have been performed on all three cohorts, and the CRC and TNBC cohorts have passed prespecified futility criteria. Because of the range of tumor types included within the PD-1/L1 relapsed cohort, we did not include a futility analysis for this cohort in the study protocol. We continue to monitor individuals in the three cohorts who remain on study.
In January 2019, the University of Chicago initiated a Phase 2a investigator-sponsored clinical trial of EDP1503 in combination with KEYTRUDA in individuals with melanoma. The University of Chicago plans to enroll up to 70 individuals who are PD-1-naïve and PD-1-relapsed melanoma in this trial which is designed to evaluate the safety, tolerability and overall response rates achieved with EDP1503 in combination with KEYTRUDA. Additionally, the University of Chicago will evaluate immune response markers from biopsies taken during the study. We are not issuing guidance related to this investigator-sponsored trial.
Recent Financing Activities
Since our incorporation in 2014, we have devoted substantially all of our resources to developing our clinical and preclinical candidates, building our intellectual property portfolio and process development and manufacturing function, business planning, raising capital and providing general and administrative support for these operations.
We are a development stage company and have not generated any revenue. All of our product candidates are in early clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses and we continue to incur significant research and development and other expenses related to our operations. For the three months ended March 31, 2020, our net loss was $23.0 million. As of March 31, 2020, we had an accumulated deficit of $221.9 million. We do not expect to generate revenue from sales of any products for the foreseeable future, if at all.
We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we:
•continue the ongoing proof of concept trials for EDP1815 and EDP1503;
•initiate additional clinical trials for EDP1815 and EDP1867, including the Phase 2 clinical trial of EDP1815 in patients with COVID-19;
•initiate or advance the clinical development of any additional monoclonal microbial product candidates;
•conduct research and continue preclinical development of potential product candidates;
•make strategic investments in manufacturing capabilities, including potentially planning and building our own manufacturing facility;
•maintain our current intellectual property portfolio and opportunistically acquire complementary intellectual property;
•increase research and development employees and employee-related expenses including salaries, benefits, travel and stock-based compensation expense; and
•seek to obtain regulatory approvals for our product candidates.
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
Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenue from product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.
As of March 31, 2020, our principal source of liquidity is cash and cash equivalents, which totaled approximately $58.1 million. We expect that our existing cash and cash equivalents, along with the capacity to borrow an additional $10.0 million under the 2019 Credit Facility, will enable us to fund our planned operating expenses and capital expenditure requirements into the first quarter of 2021. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources."
Based on our current operating plan, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements appearing within this Quarterly Report on Form 10-Q. To finance our operations beyond that point, we will need to raise additional capital. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our unaudited condensed consolidated financial statements for the three months ended March 31, 2020 were issued. As such, we plan to seek to raise capital from time to time this year through future equity financings, debt financings or partnerships to fund our future operations and remain as a going concern. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. See Note 1 of the notes to our unaudited condensed consolidated condensed financial statements in this Quarterly Report on Form 10-Q for additional information on our assessment.
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
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:
•expenses incurred under agreements with third parties, including investigative sites, external laboratories and CROs that conduct research, preclinical activities and clinical trials on our behalf;
•manufacturing process-development costs as well as technology transfer and other expenses incurred with contract manufacturing organizations ("CMOs") that manufacture drug substance and drug product for use in our preclinical activities and any current or future clinical trials;
•salaries, benefits and other related costs, including stock-based compensation expense, for personnel in our research and development functions;
•expenses to acquire technologies to be used in research and development;
•costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
•the cost of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;

•costs related to compliance with regulatory requirements; and
•facility-related expenses, which include depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.
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
Our primary focus of research and development since inception has been building a platform to enable us to develop medicines based on an understanding that cells in the small intestine play a central role in governing the immune, metabolic and neurological systems and to show potential clinical utility. Our platform and program expenses consist principally of costs, such as preclinical research, clinical and preclinical manufacturing activity costs, clinical development costs, licensing expenses as well as an allocation of certain indirect costs, facility costs and depreciation expense. We do not allocate personnel costs, which primarily include salaries, discretionary bonus and stock-based compensation costs, as such costs are separately classified as research and development personnel costs.
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we continue to implement our business strategy, continue our ongoing clinical trials for our product candidates, including EDP1815 and EDP1503, initiate additional clinical trials, including EDP 1867, continue to discover and develop additional product candidates, seek regulatory approvals for any products that successfully complete clinical trials, build manufacturing capabilities, hire additional research and development personnel, and expand into additional therapeutic areas.
At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales or licensing of our product candidates. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:
•our ability to add and retain key research and development personnel;
•our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, our product candidates;
•our successful enrollment in and completion of clinical trials;
•any delays in clinical trials as a result of the COVID-19 pandemic;
•the costs associated with the development of our current product candidates and/or any additional product candidates we identify in-house or acquire through collaborations;
•our ability to discover, develop and utilize biomarkers to demonstrate target engagement, pathway engagement and the impact on disease progression of our product candidates;
•our ability to establish an appropriate safety profile with IND-enabling toxicology studies;
•our ability to establish and maintain agreements with third-party manufacturers and other entities for clinical trial supply and future commercial supply, if our product candidates are approved;

•the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder;
•our ability to obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates if and when approved;
•our receipt of marketing approvals from applicable regulatory authorities;
•our ability to commercialize products, if and when approved, whether alone or in collaboration with others; and
•the continued acceptable safety profiles of the product candidates following approval.
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
Interest Income (Expense), Net
Interest income (expense), net primarily consists of interest earned on our cash, cash equivalents balances offset by interest expense incurred on our debt. During each of the three months ended March 31, 2020 and 2019, interest income (expense), net consisted primarily of interest earned on institutional money market instruments and U.S. treasury securities offset by interest at the stated rate on borrowings under our loan and security agreements and amortization of deferred financing costs and interest expense related to the accretion of debt discount.
Other Income (Expense), Net
Other income, net for the three months ended March 31, 2020 primarily consists of foreign currency gains and government grants related to our operations in the United Kingdom.
Income Taxes
Income tax expense for the three months ended March 31, 2020 reflects the provision for income taxes at our wholly owned UK subsidiary.
Since our inception in 2014, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019
The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Operating expenses:
Research and development	$17,419	$15,680	$1,739
General and administrative	5,842	5,124	718
Total operating expenses	23,261	20,804	2,457
Loss from operations	(23,261)	(20,804)	(2,457)
Other (expense) income:
Interest (expense) income, net	(181)	505	(686)
Other income	466	—	466
Other income, net	285	505	(220)
Loss before income taxes	(22,976)	(20,299)	(2,677)
Income tax expense	(65)	—	(65)
Net loss	$(23,041)	$(20,299)	$(2,742)
Research and Development Expenses (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Platform expenses	$3,736	$2,705	$1,031
Inflammation programs	6,868	6,054	814
Oncology programs	1,304	2,533	(1,229)
Research and development personnel costs (including stock-based compensation)	5,511	4,388	1,123
Total research and development expenses	$17,419	$15,680	$1,739

Research and development expenses were $17.4 million for the three months ended March 31, 2020, compared to $15.7 million for the three months ended March 31, 2019. The increase of $1.7 million was primarily due to increases of $0.8 million in costs for our inflammation programs, driven primarily by clinical trial expenses and external manufacturing costs, $1.0 million in platform expenses in line with our strategy to maximize the potential of our platform and $1.1 million in personnel costs from increases in research and development headcount for research, process development, platform, and discovery. These increases were partially offset by a $1.2 million decrease for our oncology programs primarily related to decreased costs associated with clinical trial expenses and external manufacturing. Overall, we expect that our research and development expenses will continue to increase in the foreseeable future as we continue our clinical trials for our product candidates, including EDP1815 and EDP1503, initiate new clinical trials, continue discovery and development efforts for additional product candidates, hire additional research and development personnel and seek to increase manufacturing capabilities and possibly expand into additional therapeutic areas.

General and Administrative Expenses (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
General and administrative personnel costs (including stock-based compensation)	$3,145	$2,770	$375
Professional fees	1,196	1,191	5
Facility costs, office expense and other	1,501	1,163	338
Total general and administrative expenses	$5,842	$5,124	$718

General and administrative expenses were $5.8 million for the three months ended March 31, 2020, compared to $5.1 million for the three months ended March 31, 2019. The increase of $0.7 million primarily reflects costs required to support our growing organization. Personnel costs increased by $0.4 million, due primarily to increases in general and administrative headcount to build an infrastructure supporting R&D. Facility and other costs increased by $0.3 million while Professional fees remained flat. We expect general and administrative expenses to continue to increase due to higher personnel and related costs, professional, legal, and patent fees and consulting expenses in support of the continued growth of the Company.
Other Income (Expense), Net
Other income, net for the three months ended March 31, 2020 was $0.3 million compared to $0.5 million for the three months ended March 31, 2019. This change was driven by a decrease in interest income due to lower cash and cash equivalents and no investments securities, and an increase in interest expense due to a higher interest rate on a greater principal balance from our 2019 Credit Facility, offset by foreign currency gains, a grant related to our operations in the United Kingdom, and sale of equipment.
Net Loss
Net loss for the three months ended March 31, 2020 was $23.0 million, compared to $20.3 million for the three months ended March 31, 2019.
Liquidity and Capital Resources
We have incurred losses and generated negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $23.0 million and $20.3 million for the three months ended March 31, 2020 and 2019, respectively. To date, we have financed our operations primarily with proceeds from the initial public offering of our common stock, sales of our convertible preferred stock to our equity investors and borrowings under our debt facilities. From our inception through March 31, 2020, we have received gross proceeds of $263.1 million from such transactions, including a net $20.0 million borrowed under our debt facilities. As of March 31, 2020, we had cash and cash equivalents of $58.1 million and an accumulated deficit of $221.9 million.
On May 11, 2018, we completed our IPO of 5,312,500 shares of common stock at a public offering price of $16.00 per share. The gross proceeds from the IPO were $85.0 million and the net proceeds were approximately $75.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.
On June 3, 2019, we entered into a sales agreement with Cowen and Company, LLC, as sales agent, pursuant to which we may, from time to time, issue and sell up to an aggregate of $50.0 million of our common stock in “at-the-market” offerings. As of March 31, 2020, no securities had been issued pursuant to the sales agreement.
On July 19, 2019 we entered into the 2019 Credit Facility with K2HV, as amended, providing for up to $45.0 million of current and future potential debt financing. The aggregate principal amount is available in three tranches of term loans of $20.0 million, $10.0 million, and $15.0 million, respectively. At closing on July 19, 2019, we withdrew initial proceeds of $20.0 million representing the first tranche under the 2019 Credit Facility. The second tranche will be available to us through June 1, 2020. The third tranche will be available to us through January 15, 2021, subject to the achievement of certain clinical development milestones.

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
We expect that our existing cash and cash equivalents, along with the capacity to borrow an additional $10.0 million under the 2019 Credit Facility, will enable us to fund our planned operating expenses and capital expenditure requirements into the first quarter of 2021.
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
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash used in operating activities	$(19,515)	$(17,993)
Cash provided by/(used in) investing activities	(429)	30,124
Cash provided by financing activities	226	258
Net (decrease) increase in cash, cash equivalents and restricted cash	$(19,718)	$12,389
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2020 was $19.5 million driven primarily by our net loss of $(23.0) million. This was partially offset by non-cash charges including stock-based compensation expense of $2.0 million, non-cash lease expense of $0.6 million, depreciation expense of $0.5 million, interest expense of $0.1 million and changes in components of working capital.
Net cash used in operating activities for the three months ended March 31, 2019 was $18.0 million driven primarily by our net loss of $(20.3) million. This was partially offset by non-cash charges including stock-based compensation expense of $2.0 million, depreciation expense of $0.4 million, and changes in components of working capital.

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2020 was $0.4 million, primarily consisting by the purchase of capital equipment which totaled $0.4 million during the period.
Net cash used in investing activities for the three months ended March 31, 2019 was $30.1 million, primarily consisting of proceeds from maturity of investments totaling $31.0 million, which was offset by, the purchase of capital equipment totaled $0.9 million.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2020 was $0.2 million, consisting of proceeds from the exercise of stock option.
Net cash provided by financing activities for the three months ended March 31, 2019 was $0.3 million, consisting of the net proceeds from the exercise of stock options.
Contractual Obligations and Commitments
Except for the subsequent event described in Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Except as described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K that was filed with the SEC on February 14, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Fluctuation Risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2020, our cash and cash equivalents consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of cash and cash equivalents, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our cash and cash equivalents or on our financial position or results of operations.
In July 2019, we received proceeds of $20.0 million under the 2019 Credit Facility. This term loan bears interest at a variable annual rate equal to the greater of (i) 8.65% and (ii) the prime rate plus 3.15%, thereby exposing us to interest rate risk. Based upon the prime rate at March 31, 2020 of 3.25% and considering the $20.0 million of borrowings described above, an immediate 10% change in the prime rate would have no impact on our interest to be paid annually and therefore would not have a material impact on our debt-related obligations, financial position or results of operations.
Foreign Currency Fluctuation Risk
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and are to be paid in foreign currencies.
Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation Fluctuation Risk
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2020, and 2019.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March  31, 2020.
Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, we implemented certain internal controls in connection with our adoption of ASC 842. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2—OTHER INFORMATION
Item 1. Legal Proceedings.
We are not subject to any material legal proceedings. From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain.
As previously reported, the Patent Trial and Appeal Board of the United States Patent and Trademark Office ("USPTO") granted Genome & Co.'s petition to initiate a post-grant review of a patent issued to the University of Chicago, to which we have an exclusive license from the University of Chicago. In April 2020, the USPTO issued its decision in the post-grant review, finding unpatentable all of the current claims in the patent. We are reviewing the decision and considering our options with respect of the patent, which include seeking narrower claims through re-issue or appeal. Importantly, the USPTO decision does not hinder our ability to continue developing our oncology or other product candidates. Under the terms of our license agreement, we have been responsible for reimbursing the University of Chicago for patent defense costs.
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and Part I, Item 2. “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Financial Position and Need for Additional Capital
We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred significant operating losses. Our net loss was $23.0 million for the three months ended March 31, 2020, and $85.5 million, $56.9 million, and $28.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of March 31, 2020, we had an accumulated deficit of $221.9 million. Through March 31, 2020, we have financed our operations through private placements of our preferred stock, borrowings under loan and security agreements and proceeds from our initial public offering which was completed in May 2018. We have devoted substantially all of our financial resources and efforts to developing our monoclonal microbial platform, identifying potential product candidates and conducting preclinical and clinical trials. We are in the early stages of developing our product candidates, and we have not completed the development of any monoclonal microbial therapies or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:
•seek to enhance our monoclonal microbial platform and discover and develop additional product candidates;
•seek regulatory approvals for any product candidates that successfully complete clinical trials;
•seek to establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•maintain, expand and protect our intellectual property portfolio; and
•add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our operations as a public company.

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
Because of the numerous risks and uncertainties associated with pharmaceutical product and biological product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA or the EMA or other regulatory authorities to perform preclinical studies or clinical trials in addition to those currently expected, or if there are any delays in completing our preclinical studies or clinical trials or the development of any of our product candidates, our expenses could increase and revenue could be further delayed.
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
We expect that our existing cash and cash equivalents, along with the capacity to borrow an additional $10.0 million under the 2019 Credit Facility, will enable us to fund our planned operating expenses and capital expenditure requirements into the first quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the progress and results of any ongoing and future clinical trials;
•the cost of manufacturing clinical supplies of our product candidates, including EDP1815, EDP1503 and EDP1867;
•the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for any other future product candidates;
•the costs, timing and outcome of regulatory review of our product candidates;
•the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•the effect of competing technological and market developments; and

•the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates, although we currently have no commitments or agreements to complete any such transactions.
Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Additionally, market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.
If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay, or discontinue one or more of our research or product development programs or the commercialization of any product candidates or cease our operations. In addition, we may be unable to make milestone and royalty payments due under our intellectual property license agreements or other payments under our agreements with CROs and academic research collaborators, or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.
Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
Since our inception in 2014, we have devoted substantially all of our resources to identifying and developing our product candidates, building our intellectual property portfolio, process development and manufacturing function, planning our business, raising capital and providing general and administrative support for these operations. All of our product candidates are in clinical or preclinical development. We have not yet demonstrated our ability to successfully complete a Phase 2 clinical trial or a Phase 3 or other pivotal clinical trial, obtain regulatory approvals to commercialize a product, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control.
Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.
The terms of our loan and security agreements place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
Our 2019 Credit Facility with K2HV for $45.0 million is secured by a lien covering substantially all of our personal property, excluding intellectual property. Contemporaneous with the closing of the first tranche of funding under the 2019 Credit Facility, we repaid the entire $15.0 million loan balance outstanding under our prior loan and security agreement with Pacific Western Bank. As of March 31, 2020, the outstanding principal balance under the 2019 Credit Facility was $20.0 million, resulting from the closing of the first tranche of funding which occurred on July 19, 2019. The 2019 Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries.
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
We may be forced to delay or reduce the scope of our development programs, reduce our research and development costs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of March 31, 2020, we had $58.1 million in cash and cash equivalents. Based on our available cash resources, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the unaudited condensed consolidated financial statements appearing within this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our unaudited condensed consolidated financial statements for the three months ended March 31, 2020 were issued. Nevertheless, our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern.
Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates
We are very early in our development efforts and may not be successful in our efforts to use our platform to build a pipeline of product candidates and develop marketable drugs.
We are using our monoclonal microbial platform, with an initial focus on developing therapies in immunology, specifically inflammatory diseases, and also oncology. While we believe our preclinical studies and clinical trials to date have validated our platform to a degree, we are at an early stage of development and our platform has not yet, and may never lead to, approvable or marketable products. We are developing these product candidates and additional product candidates that we intend to use to treat broader immunological diseases, respiratory diseases, neuro-inflammation and degeneration, liver diseases, type I diabetes, food allergy, neurobehavior, cardiovascular disease and diseases of metabolism. We may have problems applying our technologies to these other areas, and our new product candidates may not demonstrate a comparable ability in treating disease as our initial product candidates. Even if we are successful in identifying additional product candidates, they may not be suitable for clinical development as a result of our inability to manufacture more complex monoclonal microbials, limited efficacy, unacceptable safety profiles or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. The success of our product candidates will depend on several factors, including the following:
•completion of preclinical studies and clinical trials with positive results;
•receipt of marketing approvals from applicable regulatory authorities;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•making arrangements with third-party manufacturers for, or establishing our own, commercial manufacturing capabilities;

•launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•entering into new collaborations throughout the development process as appropriate, from preclinical studies through to commercialization;
•acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•effectively competing with other therapies;
•obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our products, if approved;
•protecting our rights in our intellectual property portfolio;
•operating without infringing or violating the valid and enforceable patents or other intellectual property of third parties;
•maintaining an acceptable safety profile of the products following approval; and
•maintaining and growing an organization of scientists and business people who can develop and commercialize our products and technology.
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
Our monoclonal microbial platform relies on third parties for biological materials, including human samples containing bacteria, to expand our microbial library. Some biological materials have not always met our expectations or requirements, and any disruption in the supply of these biological materials could materially adversely affect our business and ability to build our pipeline of product candidates. For example, if any supplied biological materials are contaminated, we would not be able to use such biological materials. Although we have quality control processes and screening procedures, biological materials are susceptible to damage and contamination. Improper storage of these materials, by us or any third-party suppliers, may require us to destroy some of our raw materials or products.
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
In addition, it is possible that infections from our product candidates could be rare and not frequently observed in our clinical trials. In larger post marketing authorization trials, however, data could show that the infection risk, while small, does exist. If unacceptable side effects arise in the development of our product candidates, we, the FDA, EMA or comparable foreign regulatory authorities, the IRBs at the institutions in which our clinical trials are conducted, or ethics committees, or the data safety monitoring board ("DSMB") could suspend or terminate our clinical trials or the FDA, EMA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.
If any of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw their approval of the product;
•we may be required to recall a product or change the way such product is administered to patients;

•additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
•we may be required to conduct post-marketing studies or clinical trials;
•regulatory authorities may require the addition of labeling statements, such as a ‘‘black box’’ warning or a contraindication;
•we may be required to implement a risk evaluation and mitigation strategy or create a medication guide outlining the risks of such side effects for distribution to patients;
•we could be sued and held liable for harm caused to patients;
•the product may become less competitive; and
•our reputation may suffer.
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
All of our product candidates are currently in clinical or preclinical development. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the product development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failed clinical trial can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, in our clinical trials, investigational drug products are being delivered in a capsule for targeted release in the small intestine. This formulation has not previously been clinically tested, nor are we able to dose mice with a capsule for targeted release in the small intestine. Our ongoing clinical trials will be the first time this formulation is tested, and we cannot assure you that the results of this formulation will be consistent with the observations from our preclinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks.
The results from early clinical trials of product candidates may not predict the results that will be obtained in subsequent subjects or in subsequent human clinical trials of that product candidate. For example, in August and November 2019, we announced positive Phase 1b interim clinical data, as measured using certain secondary and exploratory endpoints, from our ongoing clinical trial of EDP1815 in subjects with mild to moderate psoriasis. Although the interim clinical data from these trials may be encouraging, the data are preliminary in nature, based on a limited number of people with psoriasis, and the Phase 1 trials are not complete. There can be no assurance that these trials will ultimately be successful or support further clinical advancement of this product candidate.
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
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
•regulators, IRBs or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•clinical trials of our product candidates may demonstrate undesirable side effects or produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
•our CROs, CMOs and other third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•we may have to, or regulators, IRB or ethics committees may require that we or our investigators, suspend or terminate clinical trials of our product candidates for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•the cost of clinical trials of our product candidates may be greater than we anticipate;
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

•regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and
•regarding trials managed by any future collaborators, our collaborators may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but potentially suboptimal for us.
If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:
•be delayed in obtaining marketing approval for our product candidates;
•lose the support of any future collaborators, requiring us to bear more of the burden of developing certain microbial strains;
•not obtain marketing approval at all;
•obtain marketing approval in some countries and not in others;
•obtain approval for indications or patient populations that are not as broad as we intend or desire;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•be subject to additional post-marketing testing requirements; or
•have the product removed from the market after obtaining marketing approval.
In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations.
If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States, such as the EMA. We are developing our product candidates, EDP1815 and EDP1867, to treat inflammatory diseases, beginning with psoriasis and atopic dermatitis, and EDP1503 to treat multiple types of cancer. There are a limited number of patients from which to draw for clinical trials.
Patient enrollment is also affected by other factors including:
•the severity of the disease under investigation;
•the patient eligibility criteria for the trial in question;
•the perceived risks and benefits of the product candidate under study;
•the availability of other treatments for the disease under investigation;
•the existence of competing clinical trials;
•the efforts to facilitate timely enrollment in clinical trials;

•our payments for conducting clinical trials;
•the patient referral practices of physicians;
•the ability to monitor patients adequately during and after treatment; and
•the proximity and availability of clinical trial sites for prospective patients.
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
The outbreak of the novel coronavirus disease, COVID-19, has and may continue to adversely impact our business, including our preclinical studies and clinical trials, and finances.
In December 2019, a novel strain of coronavirus, which causes COVID-19, was reported to have surfaced in Wuhan, China. Since then, the coronavirus has spread to multiple countries, including the United States and the United Kingdom, where we have planned or ongoing preclinical studies and clinical trials. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The Governor of Massachusetts has ordered the closure of all non-essential businesses effective March 24, 2020, through May 17, 2020. Because of the nature of our operations, we are currently considered to be an essential business so, to date, our operations have only been partially affected by this order. The pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have adopted several temporary business practices, including telecommuting and staggered work shifts in our laboratories, to protect our employees while continuing business operations. In addition, due to the COVID-19 pandemic, enrollment of new patients into, and the retention of existing patients in, our on-going clinical trials have been impacted, due primarily to certain clinical sites suspending recruitment and enrollment and lower patient participation. As a result of the COVID-19 pandemic, we may continue to experience disruptions and face new disruptions that could severely impact our business, preclinical studies and clinical trials, and finances including:
•delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•delays or difficulties in enrolling patients in our clinical trials;
•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruptions in global shipping that may affect the transport of clinical trial materials;
•changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•interruptions of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by governments, employers and others or interruption of clinical trial subject visits and study procedures (such as skin biopsies that are deemed non-essential activities), which may impact the integrity of subject data and clinical trials endpoints;

•risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
•interruptions or delays in the operations of the FDA and EMA, which may impact review and approval timelines;
•interruptions of, or delays in receiving, supplies of our product candidates from our CMOs due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
•limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
•refusal of the FDA to accept data from clinical trials in affected geographies;
•impacts from prolonged remote work arrangements, such as increased cybersecurity risks and strains on our business continuity plans; and
•delays or difficulties with equity offerings due to disruptions and uncertainties in securities markets.
The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. While the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the COVID-19 pandemic could materially affect our business.
Interim, "topline" and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.
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
The process of obtaining marketing approvals, both in the United States and abroad, is expensive and may take many years. The scope and amount of clinical data required to obtain marketing approvals can vary substantially from jurisdiction to jurisdiction, and it may be difficult to predict whether a particular regulatory body will require additional or different clinical trials than those conducted by a sponsor, especially for novel product candidates such as our monoclonal microbials. The FDA, EMA or other foreign regulatory authorities may delay, limit, or deny the approval of our product candidates for many reasons, including: our inability to demonstrate that the clinical benefits of our product candidates outweigh any safety or other perceived risks; the regulatory authority’s disagreement with the interpretation of data from nonclinical or clinical studies; the regulatory agency’s requirement that we conduct additional preclinical studies and clinical trials; changes in marketing approval policies during the development period; changes in or the enactment of additional statutes or regulations, or changes in regulatory review process for each submitted product application; or the regulatory authority’s failure to approve the manufacturing processes or third-party manufacturers with which we contract. Regulatory authorities have substantial discretion in the approval process and may refuse to accept a marketing application as deficient. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. Of the large number of drugs in development, only a small percentage successfully complete the FDA, EMA or other regulatory approval processes and are commercialized.
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
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
Separately, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA announced its intention to temporarily postpone most foreign inspections of manufacturing facilities and products, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Risks Related to our Dependence on Third Parties and Manufacturing
We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
We rely, and expect to continue to rely, on third parties, such as CROs, clinical data management organizations, medical institutions, clinical investigators and potential pharmaceutical partners, to conduct and manage our clinical trials, including our clinical trials of EDP1815 and EDP1503.
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
We may be unable to establish agreements with third-party manufacturers on acceptable terms or at all. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;
•breach of manufacturing agreements by the third-party manufacturers;
•failure to manufacture our product according to our specifications;
•failure to manufacture our product according to our schedule or at all;
•misappropriation or disclosure of our proprietary information, including our trade secrets and know-how; and
•termination or nonrenewal of agreements by third-party manufacturers at times that are costly or inconvenient for us.
Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Some of the contract manufacturers we rely on to produce our product candidates have never produced a FDA-approved therapeutic. If our contract manufacturers are unable to comply with cGMP regulation or if the FDA does not approve their facility upon a pre-approval inspection, our product candidates may not be approved or may be delayed in obtaining approval. In addition, there are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing our products. Therefore, our product candidates and any future product candidates that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.
Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant sources of clinical supplies for both drug substance and drug product. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products could delay, prevent or impair our development and commercialization efforts. Moreover, as a result of the COVID-19 pandemic, third-party manufacturers may be affected, which could disrupt their activities and, as a result, we could face difficulties and delays in the manufacture of our product candidates, which may negatively affect our preclinical and clinical development activities.

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
The equipment and facilities employed in the manufacture of pharmaceuticals are subject to stringent qualification requirements by regulatory agencies, including validation of facility, equipment, systems, processes and analytics. We may be subject to lengthy delays and expense in conducting validation clinical trials, if we can meet the requirements at all.
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
If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current psoriasis treatment involves the use of steroids and biologics that are well established in the medical community, and physicians may continue to rely on these treatments. If our product candidates receive approval but do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our approved product candidates, if any, will depend on a number of factors, including:
•their efficacy, safety and other potential advantages compared to alternative treatments;
•the clinical indications for which our products are approved;
•our ability to offer them for sale at competitive prices;
•their convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing and distribution support;
•the availability of third-party coverage and adequate reimbursement for our product candidates;
•the prevalence and severity of their side effects and their overall safety profiles;
•any restrictions on the use of our products together with other medications;
•interactions of our products with other medicines patients are taking; and
•the inability of certain types of patients to take our product.

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
Factors that may inhibit our efforts to commercialize our products on our own include:
•our inability to recruit, train and retain an adequate number of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to or educate physicians on the benefits of our products;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
•unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
•the inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies.
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
We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and will face an even greater risk if we commercially sell any products that we develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•regulatory investigations, product recalls or withdrawals, or labeling, marketing or promotional restrictions;
•decreased demand for any product candidates or products that we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•significant costs to defend the related litigation;
•substantial monetary awards to trial participants or patients;
•loss of revenue;
•reduced resources of our management to pursue our business strategy; and
•the inability to commercialize any products that we may develop.
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
In addition, if a regulatory agency or we later discover previously unknown problems with our products, such as adverse events of unanticipated severity or frequency, problems with manufacturers or manufacturing processes, or failure to comply with regulatory requirements, the regulatory agency may impose restrictions on the products or us, including requiring withdrawal of the product from the market. Any failure to comply with applicable regulatory requirements may yield various results, including:
•litigation involving patients taking our products;
•restrictions on such products, manufacturers or manufacturing processes;
•restrictions on the labeling or marketing of a product;
•restrictions on product distribution or use;
•requirements to conduct post-marketing studies or clinical trials;
•warning letters;
•withdrawal of products from the market;
•suspension or termination of ongoing clinical trials;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of products;
•fines, restitution or disgorgement of profits or revenues;
•suspension or withdrawal of marketing approvals;
•damage to relationships with potential collaborators;
•unfavorable press coverage and damage to our reputation;
•refusal to permit the import or export of our products;
•product seizure or detention;
•injunctions; or
•imposition of civil or criminal penalties.
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
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors, physicians and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:
•the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program, such as Medicare and Medicaid; a person or entity does not need to have actual knowledge of the statute or specific intent to violate the statute to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (described below);
•the false claims and civil monetary penalties laws, including the federal False Claims Act, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim or from knowingly or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians, certain other healthcare professionals beginning in 2022, and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; manufacturers are required to submit reports to the government by the 90th day of each calendar year;
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to our business practices, including but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, pricing information or marketing expenditures; and
•state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
In the United States, the Affordable Care Act ("ACA") was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.
Among the provisions of the ACA that are of importance to our potential product candidates are the following:
•establishment of a new pathway for approval of lower cost biosimilars to compete with biologic products, such as those we are developing;
•an annual, nondeductible fee payable by any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices;
•extension of manufacturers’ Medicaid rebate liability;
•expansion of eligibility criteria for Medicaid programs;
•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.
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
We may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in derivation, reexamination, inter partes review, ex partes reexamination, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third- party patent rights. For example, in April 2020, in a post grant review of a patent issued to the University of Chicago, to which we have an exclusive license from the University of Chicago, the USPTO found that all of the challenged claims are unpatentable.
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
The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:
•any of our pending patent applications, if issued, will include claims having a scope sufficient to protect our product candidates or any other products or product candidates;
•any of our pending patent applications will issue as patents;
•we will be able to successfully commercialize our product candidates, if approved, before our relevant patents expire;
•we were the first to make the inventions covered by any existing patent and pending patent applications;
•we were the first to file patent applications for these inventions;
•others will not develop similar or alternative technologies that do not infringe or design around our patents;
•others will not use pre-existing technology to effectively compete against us;
•any of our patents, if issued, will be found to ultimately be valid and enforceable;
•third parties will not compete with us in jurisdictions where we do not pursue and obtain patent protection;
•we will be able to obtain and/or maintain necessary or useful licenses on reasonable terms or at all;
•any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
•we will develop additional proprietary technologies or product candidates that are separately patentable; or
•our commercial activities or products will not infringe upon the patents or proprietary rights of others.
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
In addition, disputes may arise regarding intellectual property subject to a license agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•the extent to which our technology and processes infringe intellectual property of the licensor that is not subject to the licensing agreement; and
•our diligence obligations under the license agreement and what activities satisfy those obligations.
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
Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court, or redesign our products. Patent litigation is costly and time-consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, intellectual property litigation or claims could force us to do one or more of the following:
•cease developing, selling or otherwise commercializing our product candidates;
•pay substantial damages for past use of the asserted intellectual property;
•obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and
•in the case of trademark claims, redesign or rename some or all of our product candidates or other brands to avoid infringing the intellectual property rights of third parties, which may not be possible and, even if possible, could be costly and time-consuming.
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
We currently have limited international operations, but our business strategy incorporates potentially expanding internationally if any of our product candidates receive regulatory approval. Doing business internationally involves a number of risks, including but not limited to:
•multiple, conflicting and changing laws and regulations, such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
•additional potentially relevant third-party patent rights;
•complexities and difficulties in obtaining protection and enforcing our intellectual property;
•difficulties in staffing and managing foreign operations;
•complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
•limits in our ability to penetrate international markets;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
•natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease (e.g. the COVID-19 pandemic), boycotts, curtailment of trade and other business restrictions;
•certain expenses including, among others, expenses for travel, translation and insurance; and
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions, or its anti-bribery provisions, or other anti-bribery and anti-corruption laws.
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
Depending on the terms of Brexit after the conclusion of the transition period, the United Kingdom could lose its present rights or terms of access to the single EU market and EU customs areas and to the global trade deals negotiated by the European Union on behalf of its members. The uncertainty regarding new or modified arrangements between the United Kingdom and other countries following Brexit may have a material adverse effect on the movement of goods between the United Kingdom and members of the European Union and the United States, including the interruption of or delays in imports into the United Kingdom of goods originating within the European Union and exports from the United Kingdom of goods originating there. For example, shipments into the United Kingdom of drug substance manufactured for us in the European Union may be interrupted or delayed and thereby prevent or delay the manufacture in the United Kingdom of drug product. Similarly, shipments out of the United Kingdom of drug product to the United States or the European Union may be interrupted or delayed and thereby prevent or delay the delivery of drug product to clinical sites. Such a situation could hinder our ability to conduct current and planned clinical trials and have an adverse effect on our business.
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
In addition, a cloud computing service may take actions beyond our control that could seriously harm our business, including:
•discontinuing or limiting our access to its platform;
•increasing pricing terms;
•terminating or seeking to terminate our contractual relationship altogether;
•establishing more favorable relationships with one or more of our competitors; or
•modifying or interpreting its terms of service or other policies in a manner that impacts our ability to run our business and operations.
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
We may acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. We have only made one acquisition to date, and our ability to do so successfully is unproven beyond this instance. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:
•disruption in our relationships with future customers or with current or future distributors or suppliers as a result of such a transaction;
•unanticipated liabilities related to acquired companies;
•difficulties integrating acquired personnel, technologies and operations into our existing business;
•diversion of management time and focus from operating our business to acquisition integration challenges;
•increases in our expenses and reductions in our cash available for operations and other uses;
•possible write-offs or impairment charges relating to acquired businesses; and
•inability to develop a sales force for any additional product candidates.
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
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your shares of common stock at or above the price at which you purchase the shares. The market price for our common stock may be influenced by many factors, including:
•the success of competitive products or technologies;
•actual or anticipated changes in our growth rate relative to our competitors;
•results of clinical trials of our product candidates or those of our competitors;
•developments related to any future collaborations;
•regulatory or legal developments in the United States and other countries;

•adverse actions taken by regulatory agencies with respect to our preclinical studies or clinical trials, manufacturing or sales and marketing activities;
•any adverse changes to our relationship with third party contractors or manufacturers;
•development of new product candidates that may address our markets and may make our existing product candidates less attractive;
•changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;
•announcements by us, our collaborators or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to any of our product candidates or product development programs;
•failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•press reports or other negative publicity, whether or not true, about our business;
•the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•variations in our financial results or those of companies that are perceived to be similar to us;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors;
•general economic, industry and market conditions; and
•the other factors described in this "Risk Factors" section.
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
Based on the number of shares of common stock outstanding as of March 31, 2020, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, shares representing approximately 73% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership control may have the effect of delaying, deferring or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
We are an "emerging growth company" as that term is used in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering of our common stock, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
•being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced "Management’s Discussion and Analysis of Financial Condition and Results of Operations" disclosure;
•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•reduced disclosure obligations regarding executive compensation; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to take advantage of this extended transition period.
We are also a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common shares held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting common shares held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.
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
We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our preclinical studies or clinical trials and/or operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
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
Provisions in our restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:
•a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from filling vacancies on our board of directors;
•the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the ability of our board of directors to alter our bylaws without obtaining stockholder approval;
•the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our restated certificate of incorporation regarding the election and removal of directors;

•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
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
31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	XBRL Instance Document					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

EVELO BIOSCIENCES, INC.

Date: May 11, 2020	By:	/s/ Balkrishan (Simba) Gill, Ph.D.
Balkrishan (Simba) Gill, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: May 11, 2020	By:	/s/ Xiaoli (Jacqueline) Liu
Xiaoli (Jacqueline) Liu
VP of Finance and Controller
(Principal Accounting Officer)