Form 10-Q
period 2020-06-30
Evelo Biosciences, Inc.
filed 2020-07-31
CIK 1694665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2020, the registrant had 46,136,643 shares of common stock, $0.001 par value per share, outstanding.

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

Evelo Biosciences, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 2020

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Evelo Biosciences, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except per share and share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$90,173	$77,833
Prepaid expenses and other current assets	2,544	3,176
Total current assets	92,717	81,009
Property and equipment, net	8,002	8,341
Right of use asset - operating lease	11,616	—
Other assets	1,570	1,570
Total assets	$113,905	$90,920
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,439	$620
Accrued expenses	7,986	8,758
Operating lease liability, current portion	1,788	—
Other current liabilities	395	365
Total current liabilities	13,608	9,743
Noncurrent liabilities:
Long-term debt	19,806	19,634
Operating lease liability, net of current portion	10,982	—
Deferred rent, net of current portion	—	1,148
Other noncurrent liabilities	303	198
Total liabilities	44,699	30,723
Commitments and contingencies
Stockholder’s equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 46,173,415 and 32,232,258 shares issued and 46,136,643 and 32,170,605 shares outstanding at June 30, 2020 and December 31, 2019, respectively	46	32
Additional paid-in capital	311,706	259,018
Accumulated deficit	(242,546)	(198,853)
Total stockholders’ equity	69,206	60,197
Total liabilities and stockholders’ equity	$113,905	$90,920
See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$15,174	$15,464	$32,593	$31,141
General and administrative	5,071	5,923	10,913	11,050
Total operating expenses	20,245	21,387	43,506	42,191
Loss from operations	(20,245)	(21,387)	(43,506)	(42,191)
Other (expense) income:
Interest (expense) income, net	(458)	446	(639)	951
Other income, net	140	—	606	—
Other (expense) income, net	(318)	446	(33)	951
Loss before income taxes	(20,563)	(20,941)	(43,539)	(41,240)
Income tax expense	(89)	—	(154)	—
Net loss	$(20,652)	$(20,941)	$(43,693)	$(41,240)

Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(0.65)	$(1.35)	$(1.29)
Weighted-average number of common shares outstanding, basic and diluted	32,634,468	32,041,401	32,442,259	31,983,558

Comprehensive loss:
Net loss	$(20,652)	$(20,941)	$(43,693)	$(41,240)
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax of $0	—	3	—	19
Comprehensive loss	$(20,652)	$(20,938)	$(43,693)	$(41,221)
See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Six Month Periods Ended June 30, 2020
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance-December 31, 2019	—	$—	32,170,605	$32	$259,018	$—	$(198,853)	$60,197
Vesting of restricted common stock	—	—	13,390	—	7	—	—	7
Exercise of stock options	—	—	137,213	—	226	—	—	226
Stock-based compensation expense	—	—	—	—	1,955	—	—	1,955
Unrealized gain on investments	—	—	—	—		—	—	—
Net loss	—	—	—	—		—	(23,041)	(23,041)
Balance-March 31, 2020	—	$—	32,321,208	$32	$261,206	$—	$(221,894)	$39,344
Issuance of common stock in public offering, net of fees	—	—	13,800,000	14	48,393	—	—	48,407
Vesting of restricted common stock	—	—	11,491	—	5	—	—	5
Exercise of stock options	—	—	3,944	—	9	—	—	9
Stock-based compensation expense	—	—	—	—	2,093	—	—	2,093
Unrealized gain on investments	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(20,652)	(20,652)
Balance-June 30, 2020	—	$—	46,136,643	$46	$311,706	$—	$(242,546)	$69,206
See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Six Month Periods Ended June 30, 2019
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance-December 31, 2018	—	$—	31,825,769	$32	$250,316	$(18)	$(113,381)	$136,949
Vesting of restricted common stock	—	—	23,345	—	7	—	—	7
Exercise of stock options	—	—	181,521	—	257	—	—	257
Stock-based compensation expense	—	—	—	—	1,953	—	—	1,953
Unrealized gain on investments	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	(20,299)	(20,299)
Balance-March 31, 2019	—	$—	32,030,635	$32	$252,533	$(2)	$(133,680)	$118,883
Vesting of restricted common stock	—	—	13,692	—	7	—	—	7
Exercise of stock options	—	—	1,379	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	2,135	—	—	2,135
Unrealized gain on investments	—	—	—	—		3	—	3
Net loss	—	—	—	—	—	—	(20,941)	(20,941)
Balance-June 30, 2019	—	$—	32,045,706	$32	$254,676	$1	$(154,621)	$100,088
See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(43,693)	$(41,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,048	4,088
Depreciation expense	1,031	803
Net (accretion of discount)/amortization of premium on marketable securities	—	(161)
Non-cash interest expense	132	51
Non-cash lease expense	1,117	—
Gain on sale of fixed assets, net	(5)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	632	(144)
Accounts payable	2,812	1,324
Accrued expenses and other current liabilities	(1,001)	1,920
Operating lease liabilities	(1,111)	—
Other liabilities	147	10
Net cash used in operating activities	(35,891)	(33,349)
Investing activities
Proceeds from sales and maturities of investments	—	51,000
Purchases of property and equipment	(651)	(1,480)
Proceeds from sale of fixed assets	6	—
Net cash (used in)/provided by investing activities	(645)	49,520
Financing activities
Payment of deferred offering costs	—	(56)
Proceeds from issuance of common stock, net of issuance cost	48,641	—
Proceeds from the exercise of stock options	235	259
Net cash provided by financing activities	48,876	203
Net (decrease) increase in cash, cash equivalents and restricted cash	12,340	16,374
Cash, cash equivalents and restricted cash – beginning of period	79,333	94,351
Cash, cash equivalents and restricted cash – end of period	$91,673	$110,725
Supplemental disclosure of cash flow information
Cash paid for interest	$875	$436
Cash paid for taxes	$20	$—
Noncash investing and financing activities
Deferred financing and public offering costs in accounts payable and accrued expenses	$234	$46
Property and equipment additions in accounts payable and accrued expenses	$248	$211
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

In June 2020, the Company sold 13,800,000 shares of its common stock in an underwritten public offering at a public offering price of $3.75 per share, including the underwriters' exercise of their option to purchase 1,800,000 shares to cover over-allotment, generating gross proceeds of $51.8 million and estimated net proceeds of $48.4 million, after deducting underwriting discounts and commission and other offering expenses payable by the Company. Issuance costs totaling $0.2 million were unpaid as of June 30, 2020 and have been included in accounts payable and accrued expenses in the Company's unaudited condensed consolidated balance sheet.

The Company has incurred operating losses since inception and expects such losses and negative operating cash flows to continue for the foreseeable future. The Company historically has funded its operations from the issuance of convertible notes, convertible preferred stock and common stock, and through debt financings. As of June 30, 2020, the Company had cash and cash equivalents of $90.2 million and an accumulated deficit of $242.5 million.
Going Concern
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure. Based on the Company’s current operating plan and due to the uncertainty related to the impact of the COVID-19 and the nature of Evelo's business, the Company has substantial doubt that its cash and cash equivalents at June 30, 2020, together with the $10.0 million in additional debt drawdown in the third quarter of 2020, will be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Quarterly Report on Form 10-Q, and the Company will need to obtain additional funding. The Company intends to pursue strategic partnerships and collaborations, or obtain additional funding through its available financing sources which include, additional public offerings of common stock and private financing of debt or equity. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalent resources at June 30, 2020, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standard Codification (“ASC”) and ASU of the FASB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and notes thereto. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2020, the results of its operations and stockholders' equity for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.
Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of stock-based awards. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned, controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Subsequent Event Considerations
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the unaudited condensed consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure in this Quarterly Report on Form 10-Q, except as disclosed in Note 6 to these unaudited condensed consolidated financial statements.
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

Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company's only element of other comprehensive loss is unrealized gains on available-for-sale investments. Comprehensive loss totaled $20.7 million and $43.7 million, respectively, for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2019 comprehensive loss was $20.9 million and $41.2 million, respectively.
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents are comprised of highly liquid investments that are readily convertible into cash with original maturities of three months or less. Cash and cash equivalents include cash held in banks and amounts held in money market funds. Cash equivalents are stated at cost, which approximates market value. The Company’s restricted cash consists of restricted cash in connection with building leases for the Company’s office and laboratory premises and deposits held in relation to the company's credit card facility. Restricted cash totaled approximately $1.5 million at June 30, 2020 and December 31, 2019, and is classified within other assets on the accompanying condensed consolidated balance sheet. The following reconciles cash, cash equivalents and restricted cash as of June 30, 2020 and December 31, 2019, as presented on the Company's statements of cash flows, to its related balance sheet accounts (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents:
Cash	$8,461	$1,634
Money market funds	81,712	76,199
Total cash and cash equivalents	90,173	77,833
Restricted cash	1,500	1,500
Cash, cash equivalents and restricted cash	$91,673	$79,333
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
ASU 2016-02 provides a number of optional practical expedients in transition. The Company elected to adopt the 'package of practical expedients', which permits the Company (i) not to reassess whether expired existing contracts are or contain leases, (ii) not to reassess the classification of expired or existing leases, and (iii) not to reassess initial direct costs for any existing leases. The Company will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance. Adoption of this standard resulted in the recognition of a right-of-use asset and a lease liability on the Company’s January 1, 2020 condensed consolidated balance sheet of $12.7 million and $13.9 million, respectively. There was no material impact resulting from the adoption on the Company’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2020. For leases with terms greater than 12 months, the Company records the related right-of-use asset and lease liability at the present value of lease payments over the term. As the Company’s leases do not provide readily determinable implicit interest rates, the Company utilized its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates. The application of the new standard required netting of unamortized balance of lease incentives and deferred lease obligation to the right-of-use asset at the adoption date. The Company’s operating leases include rental escalation clauses that are factored into the determination of lease payments when appropriate. The Company does not separate lease and non-lease components of contracts. Refer to Note 3, Leases within these unaudited condensed consolidated financial statements for additional information.
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
Accounting Pronouncements Issued and Not Adopted as of June 30, 2020
Income Taxes
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

3. Leases
In January 2018, the Company entered into an operating sublease arrangement to lease approximately 40,765 square feet for its office and research development space at 620 Memorial Drive, Cambridge, MA 02139 from February 2018 to September 2025. The Company maintains an additional separate operating lease for office and laboratory space that expired in May 2020. The leases require security deposits, which the Company has primarily met with letters of credit from a financial institution that are secured with cash on deposit.
In June 2018, the Company entered into a sublease arrangement with a third party to lease space subject to an operating lease that expired in April 2020. The minimum rental payments received under this agreement totaled $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2020 and were equivalent to the minimum payments due from the Company to the landlord.
For both the three months ended June 30, 2020 and June 30, 2019 and for both the six months ended June 30, 2020 and June 30, 2019, the Company recorded rent expense of $0.7 million and $1.4 million, respectively. Rent expense was net of sublease rental income of $0.1 million for both three months ended June 30, 2020 and June 30, 2019 and was net of $0.3 million sublease rental income for both six months ended June 30, 2020 and June 30, 2019. Sublease rental income is inclusive of rental payments, taxes and operating expenses.
The minimum aggregate future lease commitments, exclusive of any offsetting sublease rental payments, at June 30, 2020, are as follows (in thousands):

Amount
2020 (excluding six month ended June 30. 2020)	$1,454
2021	2,973
2022	3,062
2023	3,154
2024	3,249
Thereafter	2,491
Total lease payments	16,383
Less imputed interest	(3,613)
$12,770

Other information:
Operating cash flows used for operating leases	$1,634
Weighted-average remaining lease term (in years)	5.25
Weighted-average discount rate	9.5%

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2020 and December 31, 2019 (in thousands):

Description	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds included within cash and cash equivalents	$81,712	$81,712	$—	$—
Total	$81,712	$81,712	$—	$—

Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds included within cash and cash equivalents	$76,199	$76,199	$—	$—
Total	$76,199	$76,199	$—	$—
As of June 30, 2020 and December 31, 2019, the Company's cash equivalents have been initially valued at the transaction price and subsequently valued utilizing a third party pricing service. The Company validates the prices provided by its third-party pricing service by understanding the models used and obtaining market values from other pricing sources.
5. Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Property and equipment:
Lab equipment	$8,300	$7,479
Leasehold improvements	2,157	2,014
Furniture and fixtures	822	750
Computers and software	230	204
Office equipment	3	9
Construction-in-process	1,138	1,594
Property and equipment	12,650	12,050
Less: accumulated depreciation	(4,648)	(3,709)
Property and equipment, net	$8,002	$8,341
The Company recognized $0.5 million and $1.0 million of depreciation expense for the three and six months ended June 30, 2020, respectively and $0.4 million and $0.8 million for the three and six months ended June 30, 2019, respectively.

6. Loan and Security Agreements
2016 Credit Facility
In 2016, the Company entered into a credit facility (the “2016 Credit Facility”) with a bank that allowed the Company to borrow up to $15.0 million. Borrowings under the 2016 Credit Facility were secured by a lien on all Company assets, excluding intellectual property. The Company borrowed the entire $15.0 million available under the 2016 Credit Facility prior to its extinguishment in July 2019 as discussed in further detail below.
The 2016 Credit Facility contained negative covenants restricting the Company’s activities, including limitations on cash deposits, dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or making investments and certain other business transactions. There were no financial covenants associated with the agreement.
2019 Credit Facility
On July 19, 2019, the Company entered into a loan and security agreement (as amended, the "2019 Credit Facility") with K2 HealthVentures LLC and others (collectively, "K2HV") pursuant to which the K2HV agreed to make term loans in an aggregate principal amount of up to $45.0 million available to the Company in three tranches. The initial tranche of $20.0 million was funded upon closing on July 19, 2019. As amended on May 15, 2020, the second tranche of $10.0 million was available to be funded between December 1, 2019 and July 15, 2020 and was drawdown on July 14, 2020. The third tranche of $15.0 million is available to be funded at the Company's election on or before January 15, 2021, subject to certain customary conditions and the achievement of certain clinical development milestones. Borrowings under the 2019 Credit Facility are collateralized by substantially all of the Company's personal property, excluding intellectual property, and the Company pledged its equity interests in its subsidiaries, subject to certain limitations with respect to its foreign subsidiaries.

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

The 2019 Credit Facility contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and occurrence of a material adverse effect. The Company has determined that the risk of subjective acceleration under the material adverse events clause was remote and therefore has classified the long-term portion of the outstanding principal in non-current liabilities. Upon the occurrence and continuation of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the administrative agent, collateral agent, and lenders may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the 2019 Credit Facility and under applicable law. As of June 30, 2020, the Company was in compliance with all covenants under the 2019 Credit Facility.

The Company used the proceeds from the initial $20.0 million tranche to prepay on July 19, 2019 the full $15.0 million loan balance outstanding under the 2016 Credit Facility.

The Company has the following minimum aggregate future loan payments at June 30, 2020 (in thousands). The table below excludes minimum future payments related to second tranche drawdown on July 14, 2020 in the total of $10.0 million. These payments will be made based on the same terms as the initial borrowing.

Twelve month period ending June 30,	Amount
2021	$1,754
2022	4,391
2023	9,199
2024	8,498
Thereafter	2,208
Total minimum payments	26,050
Less amounts representing interest and discount	(6,244)
Long-term debt	$19,806
Interest expense related to the Company's 2016 Credit Facility was approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2019.
Interest expense related to the Company's 2019 Credit Facility was approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2020.

7. In-License Agreements
Mayo Foundation for Medical Education and Research

On June 10, 2016, the Company entered into a Research and License Agreement, (the “2016 Mayo License Agreement”) with the Mayo Foundation for Medical Education and Research, an affiliate of Mayo Clinic (the “Mayo Clinic”). Under the 2016 Mayo License Agreement, the Mayo Clinic was entitled to certain participation rights in connection with the issuance and sale of preferred stock that was issued prior to the Company’s public offering and warrants which were issued in 2016 and exercised in 2018.
On August 6, 2017, the Company and the Mayo Clinic entered into a license agreement (“2017 Mayo License Agreement”). Under the 2017 Mayo License Agreement, the Mayo Clinic granted the Company (i) an exclusive, worldwide, sublicensable license under the Mayo Clinic’s rights to certain intellectual property and microbial strains (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how, in each case, to develop and commercialize certain microbial strains and licensed products incorporating any such strains. As consideration, the Company paid a nonrefundable upfront fee of $0.2 million and annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2017. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe the Mayo Clinic milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $56.0 million in the aggregate, as well as royalties on net sales of licensed products in low single-digit percentages. As of June 30, 2020, the Company has incurred milestone payments to date totaling approximately $0.2 million under the agreement of which no amounts are currently due.
University of Chicago
On March 10, 2016, the Company and the University of Chicago entered into a patent license agreement (“2016 University of Chicago Agreement”). Under the 2016 University of Chicago Agreement, the University of Chicago granted the Company (i) an exclusive, royalty-bearing and sublicensable license under the Licensed Patents and (ii) a non-exclusive, royalty-bearing, sublicensable license to access the technical information to diligently develop and commercialize Licensed Products. As consideration, the Company paid a nonrefundable upfront fee of less than $0.5 million and will pay annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2016. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe the University of Chicago milestone payments, totaling an aggregate of approximately $60.9 million upon the achievement of certain development, regulatory, and commercial milestones, as well as royalties on net sales of licensed products ranging from low to high single-digit percentages. As of June 30, 2020, the Company has incurred milestone payments to date totaling approximately $0.4 million.

8. Commitments and Contingencies
Collaboration Agreement with Sacco S.r.l.
In July 2019, the Company entered into an agreement with Sacco S.r.l. ("Sacco"), an affiliate of one of the Company’s existing contract manufacturing organizations, pursuant to which and subject to certain exceptions for pre-existing products for pre-existing customers, Sacco will manufacture and supply single strain, non-genetically modified microbes intended for oral delivery or oral use in pharmaceutical products exclusively for the Company for a period of five years. Sacco may terminate the agreement if the provision of manufacturing services has been, or is scheduled to be, inactive for a period of six consecutive months. The Company has agreed to pay Sacco an aggregate of €3.0 million, €0.6 million annually, during the exclusivity period. The Company has incurred milestone payments to date totaling approximately €0.6 million of which no amounts are currently due as of June 30, 2020.
Agreement with Biose Industrie
On February 15, 2018, the Company entered into an agreement with Biose Industrie (“Biose”), a French corporation, in which Biose has agreed to exclusively manufacture certain microbial biotherapeutic products for the Company and reserve agreed upon manufacturing resources to conduct manufacturing runs for such products. Under the terms of this agreement, the Company agreed to annual fees in the mid-six digits in consideration of both exclusivity for the manufacture of monoclonal microbials and for a set minimum number of manufacturing runs per year. Exclusivity fees paid and any minimum commitments are expensed as incurred. As of June 30, 2020, aggregate minimum payments over the remaining contract life total approximately $1.1 million.
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

In April 2019, the United States Patent and Trademark Office ("USPTO"), granted a third party petition to initiate a post-grant review of a patent issued to the University of Chicago, to which the Company has an exclusive license from the University of Chicago. In April 2020, the USPTO issued its decision in post-grant review, finding unpatentable all of the current claims in the patent. In June 2020, the University of Chicago filed a re-issue application to seek narrowed claims. Importantly, the USPTO decision does not hinder the Company's ability to continue developing its oncology or other product candidates. Under the terms of our license agreement, the Company has been responsible for reimbursing the University of Chicago for patent defense costs.

9. Stockholders’ Equity
Common Stock
On June 3, 2019, the Company filed a Registration Statement on Form S-3 (File No. 333-231911) (the “Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million for a period of up to three years from the date of the filing. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $50.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf. As of June 30, 2020, no securities have been issued pursuant to the sales agreement.
In June 2020, the Company sold 13,800,000 shares of its common stock pursuant to the Shelf in the 2020 Offering at public offering price of $3.75 per share, for gross proceeds of $51.8 million and estimated net proceeds of $48.4 million, after deducting underwriting discounts and commission and other offering expenses payable by the Company.
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
The exercise price of stock options granted under the 2018 Plan is not less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the board of directors and are subject to the provisions of the 2018 Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options provide for accelerated vesting in the event of a change in control. Awards granted to non-employee consultants generally vest monthly over a period of one to four years. Stock options granted under the 2018 Plan expire no more than 10 years from the date of grant. As of June 30, 2020, equity-based incentive awards covering up to 3,831,544 shares of the Company’s common stock have been issued under the 2018 Plan, of which 630,458 have been canceled and none have been exercised. As of June 30, 2020, 1,515,072 shares of common stock are available for future grant under the 2018 Plan, which includes 811,611 shares subject to awards that were originally granted, and have, since the effective date of the 2018 Plan, been canceled or repurchased under the 2015 Plan.
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
Under the 2015 Plan, the Company was authorized to grant equity awards up to an aggregate of 5,417,044 shares of common stock. As of June 30, 2020, an aggregate of 5,758,518 options and other equity awards had been granted under the 2015 Plan, of which 1,326,425 have been exercised, 1,247,620 have been canceled and 18,468 have been repurchased as of June 30, 2020. A total of 113,006 shares previously reserved under the 2015 Plan that had not been exercised or were otherwise subject to outstanding exercise awards were no longer authorized for issuance under the 2015 Plan as of May 8, 2018.
Stock-Based Compensation Expense
Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
General and administrative	$1,010	$1,162	$1,899	$2,224
Research and development	1,083	973	2,149	1,864
Total stock-based compensation expense	$2,093	$2,135	$4,048	$4,088
Stock Options
A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2019	5,691,474	$6.99
Granted	1,616,718	6.51
Exercised	(141,157)	1.67
Canceled	(781,463)	9.85
Options outstanding at June 30, 2020	6,385,572	$6.63
Exercisable as of June 30, 2020	3,035,054	$5.12
The weighted-average fair value of options granted during the six months ended June 30, 2020 and 2019 was $4.45 and $8.19, respectively.
As of June 30, 2020, total unrecognized stock-based compensation expense relating to unvested stock options was $17.8 million. This amount is expected to be recognized over a weighted average period of 2.73 years.
2018 Employee Stock Purchase Plan

The Company's board of directors adopted on April 18, 2018, and the Company’s stockholders approved, the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective on May 8, 2018. A total of 336,356 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2020 and ending in and including 2028, by an amount equal to the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) an amount determined by the Company’s board of directors. The Company's board of directors determined not to increase the number of shares that may be issued under the ESPP on January 1, 2020. The Company's board of directors authorized an initial offering period under the ESPP commencing on February 1, 2020.

The compensation expense recognized related to the ESPP for the three and six months ended June 30, 2020 was not material. There were no shares purchased under the ESPP during the three and six months ended June 30, 2020.
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
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act contains several key provisions including: (i) five year carryback of net operating losses (“NOLs”), (ii) increasing Section 163(j) from 30% limitation to 50% for 2019 and 2020, (iii) delay of payment of employer payroll taxes, (iv) temporary refundable employee retention credit, (v) suspension of certain aviation and alcohol excise taxes and (vi) technical correction for qualified improvement property. As of June 30, 2020, the Company had deferred $0.2 million in employer payroll taxes in relation to the CARES Act, which is included in the other noncurrent liabilities in these unaudited condensed consolidated balance sheets.
For the three and six months ended June 30, 2020, the Company has recorded a tax provision of $0.1 million and $0.2 million, respectively, primarily related to the Company's wholly-owned UK subsidiary. There were no significant income tax provisions or benefits for the three and six months ended June 30, 2019.
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
The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Six Months Ended June 30,
	2020	2019
Unvested common stock from early exercise of options	36,772	88,744
Stock options to purchase common stock	6,385,572	5,865,247
Common stock offering from ESPP	23,492	—
Total	6,445,836	5,953,991

13. Related Party Transactions
The Company receives clinical advisory services from Weatherden Ltd. (“Weatherden”) under agreements that were entered into during 2017 and 2018. Duncan McHale, the Company’s Chief Medical Officer, is a part owner of Weatherden. During the six months ended June 30, 2020 and 2019, the Company paid Weatherden $0.4 million and $0.5 million, respectively. As of June 30, 2020 and 2019, the amounts due to Weatherden under the supply of service agreement were $0.1 million and $0.2 million, respectively.
In June 2018, the Company entered into a subleasing arrangement with Ring Therapeutics (formerly VL46), an affiliate of one of its stockholders, Flagship Venture Funds. Under the terms of the sublease, the Company invoiced Ring Therapeutics for an aggregate $0.9 million in rent payments which were due during the period from July 1, 2018 through April 30, 2020, expiration date, plus any related taxes and lease operating costs. For the three and six months ended June 30, 2020, $0.1 million and $0.3 million, respectively, related to this sublease agreement, inclusive of rent payments, taxes, and operating expenses, has been recorded as an offset to operating expense within the unaudited condensed consolidated statements of operations and comprehensive loss.
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
Overview

Evelo Biosciences is discovering and developing a new class of orally delivered investigational medicines that are intended to act on cells in the small intestine to produce systemic therapeutic effects throughout the body. The target cells in the small intestine play a central role in governing the immune, metabolic and neurological systems throughout the body. We refer to this biology as the small intestinal axis, or SINTAX™. We have built a platform to discover and develop novel oral medicines which target SINTAX. By harnessing SINTAX, we believe we can transform healthcare via medicines that have the potential to be effective, safe, convenient and affordable and thus able to treat patients at all stages of disease and to treat patients globally.

Our first product candidates are monoclonal microbials: orally delivered pharmaceutical compositions derived from naturally occurring, specific single strains of microbes. In preclinical models, monoclonal microbials engage immune cells in the small intestine and drive changes in systemic biology without systemic exposure and without colonizing the gut. We have observed in preclinical studies that specific monoclonal microbials can downregulate or upregulate immune responses throughout the body by acting on SINTAX. We currently have two product candidates in multiple clinical trials, EDP1815 for the treatment of inflammatory diseases and the treatment of individuals with COVID-19 and EDP1503 for the treatment of certain types of cancer. We have three additional product candidates for the treatment of inflammatory diseases, EDP1867, EDP2939, and EDP1632.

We believe that monoclonal microbials have the potential to address patient needs at all stages of disease due to their potentially superior characteristics over current therapies:

•Each of our monoclonal microbial clinical candidates has been observed to act through multiple clinically relevant and validated biological pathways in preclinical models. By acting on multiple pathways simultaneously, we believe monoclonal microbials could impact disease in ways that are not possible with current single-target or dual-target therapies.

•Our data suggests that our monoclonal microbial candidates for inflammatory diseases have the potential to resolve disease causing inflammation whilst preserving immunity, a significant potential benefit compared to other anti-inflammatory therapies that often cause significant immunosuppression.

•We believe our monoclonal microbials are likely to be well-tolerated given that they are derived from naturally occurring, specific single strains of human commensal microbes that engage immune cells in the small intestine and drive changes in systemic biology without systemic exposure and without colonizing the gut. Our initial clinical data supports this potential and, if we are able to validate this profile in future clinical trials, we believe monoclonal microbials have the potential to be used at all stages of disease and in many more patients than current immunomodulatory drugs.

•Our discovery and development of monoclonal microbials has the potential to be more efficient than other product classes such as cell therapy, monoclonal antibodies and small molecules. We believe that monoclonal microbials do not require the lengthy target validation and compound discovery requirements of conventional drug discovery.

Impact of COVID-19

On March 11, 2020, the World Health Organization ("WHO") declared the COVID-19 outbreak a pandemic. The outbreak has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business closures and curtailments, and school closures.

The COVID-19 pandemic has had, and for an extended period of time is expected to have, negative impacts on our operations and supply chain. Our ability to continue to operate without any significant negative impacts will, in part, depend on our ability to protect our employees and our supply chain. We have endeavored to follow recommended actions of government and health authorities to protect our employees with particular measures in place for those working in our laboratories, such as staggered work shifts, and flexible schedules and telecommuting for office workers. We are working with our contract manufacturing organizations to minimize delays and disruptions to scheduled manufacturing batch runs for our product candidates and to ensure conformity to product specifications.

The COVID-19 pandemic has impacted and continues to impact our enrollment of new patients into, and the retention of existing patients in, our ongoing clinical trials, due primarily to certain clinical sites suspending recruitment and enrollment and lower patient participation. Two clinical sites in our ongoing Phase 1/2 clinical trial of EDP1503 have suspended patient recruitment because of the COVID-19 pandemic, and other clinical sites in this study have limited and may continue to limit certain clinical study activities (e.g., biomarker testing) because of patient safety concerns. We continue to recruit individuals in line with the local and national guidelines of the clinical research sites. We are keeping in close contact with our contract research organization ("CRO") and clinical sites to provide support and guidance to ensure the safety of the patients in our clinical trials. We have prioritized our drug supply operations to secure the re-supply of patients currently enrolled in our clinical trials.

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

COVID-19

The U.S. Food and Drug Administration has cleared our Investigational New Drug application for a Phase 2 double-blind, placebo-controlled clinical trial evaluating the safety and efficacy of EDP1815 for the treatment of individuals diagnosed with COVID-19 early in the course of their disease. The trial initially will evaluate 60 individuals to determine if early intervention with EDP1815 can prevent the progression of COVID-19 symptoms and the development of COVID-Related Complications. Upon initiation of the trial, individuals who have presented at the emergency room of the Robert Wood Johnson University Hospital within the last 36 hours and tested positive for SARS-CoV-2 will be randomized 1:1 to receive a powder in capsule formulation of EDP1815 or placebo for 14 days, along with the standard of care. The primary endpoint will be reduced requirements for oxygen therapy, as measured by the ratio of oxygen saturation (SpO2) / fraction of inspired oxygen (FiO2). Key secondary endpoints will include total symptom duration, progression along the WHO scale of disease severity, and mortality. The trial will be led by Reynold A. Panettieri, Jr., M.D., Vice Chancellor for Translational Medicine and Science at Rutgers Biomedical and Health Sciences and Professor of Medicine at Rutgers Robert Wood Johnson Medical School.

EDP1815 will also be included as a treatment arm in the TACTIC-E clinical trial. TACTIC-E is a Phase 2/3 randomized trial, sponsored by Cambridge University Hospitals NHS Foundation Trust, that is expected to evaluate up to 469 patients per arm at Addenbrooke’s Hospital and other leading clinical centers in the United Kingdom, or the UK. With cases of COVID-19 in the UK falling, investigators of TACTIC-E plan to extend the trial to countries where the disease is now very common. The trial will investigate the safety and efficacy of certain experimental therapies in the prevention and treatment of life-threatening complications associated with COVID-19 in hospitalized individuals at early stages of the disease. The trial will enroll individuals with COVID-19 who have identified risk factors for developing severe complications and are at risk of progression to the intensive care unit or death. The primary outcome measure of the trial is time to incidence (up to day 14) of any one of the following: death, mechanical ventilation, extracorporeal membrane oxygenation (ECMO), cardiovascular organ support, renal failure, hemofiltration or dialysis. Secondary outcome measures include duration of stay in hospital, duration of oxygen therapy, changes in biomarkers associated with COVID-19 progression, and time to clinical improvement.

Data from the clinical trial to be conducted at the Robert Wood Johnson University Hospital and interim safety data from TACTIC-E are expected in the fourth quarter of 2020.

If EDP1815 is successfully developed and approved as a treatment for COVID-19, we believe that we could rapidly scale the manufacturing of EDP1815 to supply the drug at a reasonable cost. If approved and proven effective for early intervention, we expect that oral EDP1815 could also be used in the outpatient setting to control the community impact of the COVID-19 pandemic. If the Phase 2 trials are successful in COVID-19, we plan to investigate EDP1815 as a potential therapy for other diseases, such as influenza infection, in which hyperinflammation and cytokine storm can play a key role.
Psoriasis and atopic dermatitis

Phase 2 clinical trial in psoriasis

Based on previously reported positive clinical data in two cohorts of individuals with mild to moderate psoriasis in a Phase 1b clinical trial, we plan to advance EDP1815 into a Phase 2 dose ranging trial, evaluating three doses of EDP1815 in the powder in capsule formulation versus placebo in approximately 225 individuals with moderate psoriasis. The primary endpoint of the trial will be the mean reduction in PASI score at 16 weeks. Other clinical measures of psoriasis will also be evaluated. We expect to initiate the Phase 2 clinical trial in the third quarter of 2020, and to announce interim data by the middle of 2021. Clinical data from this trial may enable us to advance directly into Phase 3 registrational trials in 2021, subject to end of Phase 2 discussions with regulatory agencies.

We intend to evaluate EDP1815 in additional inflammatory disease indications, depending on the results from the interim data analysis of the Phase 2 trial. Potential indications include psoriatic arthritis, axial spondylarthritis and rheumatoid arthritis.

Phase 1b clinical trial in atopic dermatitis

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

Based on previously reported positive clinical data in two cohorts of individuals with psoriasis, we plan to evaluate the powder in capsule formulation of EDP1815 in a cohort of individuals with atopic dermatitis. We expect to initiate this cohort in the fourth quarter of 2020 and to announce initial data from this cohort in the first quarter of 2021.

EDP1867

EDP1867 is a non-replicating monoclonal microbial candidate for inflammatory diseases. EDP1867 was selected from a broad screen of single strains of microbes in in vitro cellular assays and in vivo models of inflammation. In preclinical studies EDP1867 was shown to resolve multiple pathways of inflammation. This observed activity suggests a number of possible initial clinical indications for EDP1867, including TH2-dependent inflammation which underlies atopic diseases and a large spectrum of asthma. We expect to initiate our first Phase 1b clinical trial of EDP1867 in individuals with atopic dermatitis in the first quarter of 2021.

EDP1503

EDP1503 is a monoclonal microbial candidate for the treatment of cancer. In December 2018, we initiated our ongoing Phase 1/2 open-label clinical trial of EDP1503 in combination with KEYTRUDA (pembrolizumab), Merck's anti-PD-1 therapy, in three cohorts of individuals: microsatellite stable colorectal cancer; triple-negative breast cancer; and individuals with multiple tumor types who have relapsed on prior PD-1/L1 inhibitor treatment. This trial is designed to evaluate the safety and tolerability, immune response markers and overall response rates achieved with EDP1503 in combination with KEYTRUDA.

In July 2020, we reported interim clinical data from the trial in a poster presented at the ESMO World Congress on Gastrointestinal Cancer Virtual Meeting. In addition to data in individuals with microsatellite stable colorectal cancer (“CRC”), the poster reported preliminary data on 11 individuals with triple-negative breast cancer (“TNBC”) (8 on high dose and 3 on low dose EDP1503). An overall response rate (ORR) of 25% (2/8) and a disease control rate of 37.5% (3/8) were observed across all individuals with TNBC receiving high dose EDP1503. Historic studies of anti-PD-1 monotherapy in heavily pretreated TNBC patients have yielded an ORR of 5-10%.

We have decided to prioritize the development of EDP1503 for the treatment of TNBC with a high dose regimen, based on early clinical response data with this regimen. We expect to announce further data from the TNBC cohort in the fourth quarter of 2020. Initial safety analyses have been performed on all three cohorts, and the CRC and TNBC cohorts have passed prespecified futility criteria. Because of the range of tumor types included within the PD-1/L1 relapsed cohort, we did not include a futility analysis for this cohort in the study protocol. We continue to monitor individuals in the three cohorts who remain on study.
Financial Operations Overview
Since our incorporation in 2014, we have devoted substantially all of our resources to developing our clinical and preclinical candidates, building our intellectual property portfolio and process development and manufacturing function, business planning, raising capital and providing general and administrative support for these operations.
We are a development stage company and have not generated any revenue. All of our product candidates are in early clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses and we continue to incur significant research and development and other expenses related to our operations. For the six months ended June 30, 2020, our net loss was $43.7 million. As of June 30, 2020, we had an accumulated deficit of $242.5 million. We do not expect to generate revenue from sales of any products for the foreseeable future, if at all.
We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we:
•continue the ongoing trials for EDP1815 and EDP1503;
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
•increase employees and employee-related expenses including salaries, benefits, travel and stock-based compensation expense; and
•seek to obtain regulatory approvals for our product candidates.
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

In June 2020, we sold 13,800,000 shares of our common stock in an underwritten public offering at a public offering price of $3.75 per share, for gross proceeds of $51.8 million and estimated net proceeds of $48.4 million, after deducting underwriting discounts and commission and other offering expenses payable by us.
As of June 30, 2020, our principal source of liquidity is cash and cash equivalents, which totaled approximately $90.2 million. We expect that our existing cash and cash equivalents, including an additional $10.0 million borrowed on July 14, 2020 under the 2019 Credit Facility, will enable us to fund our planned operating expenses and capital expenditure requirements into the beginning of the third quarter of 2021. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources."
Based on our current operating plan, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the unaudited condensed consolidated financial statements appearing within this Quarterly Report on Form 10-Q. To finance our operations beyond that point, we will need to raise additional capital. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020 were issued. As such, we plan to seek to raise capital from time to time through future equity financings, debt financings or partnerships to fund our future operations and remain as a going concern. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. See Note 1 of the notes to our unaudited condensed consolidated condensed financial statements in this Quarterly Report on Form 10-Q for additional information on our assessment.

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
Interest Income (Expense), Net
Interest income (expense), net primarily consists of interest earned on our cash, cash equivalents balances offset by interest expense incurred on our debt. During each of the three and six months ended June 30, 2020 and 2019, interest income (expense), net consisted primarily of interest earned on institutional money market instruments and U.S. treasury securities offset by interest at the stated rate on borrowings under our loan and security agreements and amortization of deferred financing costs and interest expense related to the accretion of debt discount.
Other Income, Net
Other income, net for the three and six months ended June 30, 2020 primarily consists of foreign currency gains and government grants related to our operations in the United Kingdom.
Income Taxes
Income tax expense for the three and six months ended June 30, 2020 reflects the provision for income taxes at our wholly owned UK subsidiary.
Since our inception in 2014, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019
The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Operating expenses:
Research and development	$15,174	$15,464	$(290)
General and administrative	5,071	5,923	(852)
Total operating expenses	20,245	21,387	(1,142)
Loss from operations	(20,245)	(21,387)	1,142
Other (expense) income:
Interest (expense) income, net	(458)	446	(904)
Other income	140	—	140
Other (expense) income, net	(318)	446	(764)
Loss before income taxes	(20,563)	(20,941)	378
Income tax expense	(89)	—	(89)
Net loss	$(20,652)	$(20,941)	$289
Research and Development Expenses (in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Platform expenses	$2,513	$2,341	$172
Inflammation programs	5,402	6,098	(696)
Oncology programs	1,779	2,495	(716)
Research and development personnel costs (including stock-based compensation)	5,480	4,530	950
Total research and development expenses	$15,174	$15,464	$(290)

Research and development expenses were $15.2 million for the three months ended June 30, 2020, compared to $15.5 million for the three months ended June 30, 2019. The decrease of $0.3 million was due to a $0.7 million decrease in our inflammation programs and a $0.7 million decrease in our oncology programs primarily related to clinical trial delays, lower lab costs and fewer research and development related activities due to COVID-19. These decreases were partially offset by $1.0 million increase in personnel related costs primarily due to headcount increases in clinical development, technical operations and platform organization, which is in line with our strategy to maximize the potential of our platform. Overall, we expect that our research and development expenses will increase in the foreseeable future as we continue our clinical trials for our product candidates, including EDP1815, EDP 1867 and EDP1503, initiate new clinical trials, continue discovery and development efforts for additional product candidates, hire additional research and development personnel, seek to increase manufacturing capabilities and possibly expand into additional therapeutic areas.

General and Administrative Expenses (in thousands):

	Three Months Ended June 30,
	2020	2019	Change
General and administrative personnel costs (including stock-based compensation)	$2,761	$3,163	$(402)
Professional fees	1,582	1,651	(69)
Facility costs, office expense and other	728	1,109	(381)
Total general and administrative expenses	$5,071	$5,923	$(852)

General and administrative expenses were $5.1 million for the three months ended June 30, 2020, compared to $5.9 million for the three months ended June 30, 2019. The decrease of $0.8 million is due to a $0.4 million decrease primarily as a result of lower costs related to travel, office administration and other expenses, including professional fees, due to the COVID-19 pandemic and a $0.4 million decrease in personnel costs due to temporary lower general and administrative headcount. We expect general and administrative expenses to increase due to higher personnel and related costs, professional, and consulting expenses in support of the continued growth of the Company.
Other Income (Expense), Net

Other expense, net for the three months ended June 30, 2020 was $0.3 million compared to income of $0.4 million for the three months ended June 30, 2019. The $0.7 million change was primarily driven by a decrease in interest income generated on a lower cash and cash equivalent balance and an increase in interest expense as a result of higher interest rate on a greater principal balance from 2019 Credit Facility, partially offset by foreign currency gains and a grant related to our operations in the United Kingdom.
Net Loss
Net loss for the three months ended June 30, 2020 was $20.7 million, compared to $20.9 million for the three months ended June 30, 2019.
Comparison of the Six months ended June 30, 2020 and 2019
The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Operating expenses:
Research and development	$32,593	$31,141	$1,452
General and administrative	10,913	11,050	(137)
Total operating expenses	43,506	42,191	1,315
Loss from operations	(43,506)	(42,191)	(1,315)
Other (expense) income:
Interest (expense) income, net	(639)	951	(1,590)
Other income	606	—	606
Other income, net	(33)	951	(984)
Loss before income taxes	(43,539)	(41,240)	(2,299)
Income tax expense	(154)	—	(154)
Net loss	$(43,693)	$(41,240)	$(2,453)

Research and Development Expenses (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Platform expenses	$6,249	$5,046	$1,203
Inflammation programs	12,270	12,152	118
Oncology programs	3,083	5,026	(1,943)
Research and development personnel costs (including stock-based compensation)	10,991	8,917	2,074
Total research and development expenses	$32,593	$31,141	$1,452

Research and development expenses were $32.6 million for the six months ended June 30, 2020, compared to $31.1 million for the six months ended June 30, 2019. The increase of $1.5 million was primarily due to increases of $2.1 million in personnel costs from increases in headcount, an increase of $1.2 million in platform expenses in line with our strategy to maximize the potential of our platform and $0.1 million increase in inflammation programs. These increases were partially offset by a $1.9 million decrease in our oncology programs primarily related to COVID-19 impact on patient recruitment and timing of external drug manufacturing. Overall, we expect that our research and development expenses will continue to increase in the foreseeable future as we continue our clinical trials for our product candidates, including EDP1815, EDP1867, EDP1503, initiate new clinical trials, continue discovery and development efforts for additional product candidates, hire additional research and development personnel and seek to increase manufacturing capabilities and possibly expand into additional therapeutic areas.
General and Administrative Expenses (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
General and administrative personnel costs (including stock-based compensation)	$5,906	$5,933	$(27)
Professional fees	2,778	2,842	(64)
Facility costs, office expense and other	2,229	2,275	(46)
Total general and administrative expenses	$10,913	$11,050	$(137)

General and administrative expenses were $10.9 million for the six months ended June 30, 2020, compared to $11.1 million for the six months ended June 30, 2019. The decrease of $0.1 million was primarily driven by lower expenses related to travel and office administration due to the impact of the COVID-19 pandemic. We expect this decrease to be temporary and general and administrative expenses to increase due to higher personnel and related costs, professional, legal, and patent fees and consulting expenses in support of the continued growth of the Company.
Other Income (Expense), Net

Other expenses, net for the six months ended June 30, 2020 was $33.0 thousand compared to income of $1.0 million for the six months ended June 30, 2019. This $1.0 million change was primarily driven by a decrease in interest income generated on a lower cash and cash equivalent balance and an increase in interest expense as a result of higher interest rate on a greater principal balance from the 2019 Credit Facility, partially offset by foreign currency gains and a grant related to our operations in the United Kingdom.
Net Loss
Net loss for the six months ended June 30, 2020 was $43.7 million, compared to $41.2 million for the six months ended June 30, 2019.

Liquidity and Capital Resources
We have incurred losses and generated negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $43.7 million and $41.2 million for the six months ended June 30, 2020 and 2019, respectively. To date, we have financed our operations primarily with proceeds from public offerings of our common stock, sales of our convertible preferred stock to our equity investors and borrowings under our debt facilities. From our inception through June 30, 2020, we have received gross proceeds of $314.9 million from such transactions, including a net $20.0 million borrowed under our debt facilities. As of June 30, 2020, we had cash and cash equivalents of $90.2 million and an accumulated deficit of $242.5 million. On July 14, 2020, we borrowed an additional $10.0 million under the 2019 Credit Facility (described below).
On May 11, 2018, we completed our IPO of 5,312,500 shares of common stock at a public offering price of $16.00 per share. The gross proceeds from the IPO were $85.0 million and the net proceeds were approximately $75.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.
On June 3, 2019, we entered into a sales agreement with Cowen and Company, LLC, as sales agent, pursuant to which we may, from time to time, issue and sell up to an aggregate of $50.0 million of our common stock in “at-the-market” offerings. As of June 30, 2020, no securities had been issued pursuant to the sales agreement.
In June 2020, the Company sold 13,800,000 shares of its common stock in an underwritten public offering at a public offering price of $3.75 per share, for gross proceeds of $51.8 million and estimated net proceeds of $48.4 million, after deducting underwriting discounts and commission and other offering expenses payable by the Company.
On July 19, 2019, we entered into the 2019 Credit Facility with K2HV, as amended, providing for up to $45.0 million of current and future potential debt financing. The aggregate principal amount is available in three tranches of term loans of $20.0 million, $10.0 million, and $15.0 million, respectively. At closing on July 19, 2019, we withdrew initial proceeds of $20.0 million representing the first tranche under the 2019 Credit Facility. On July 14, 2020 we drew down the second tranche of $10.0 million. The third tranche will be available to us at our election through January 15, 2021, subject to certain customary conditions and the achievement of certain clinical development milestones.
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
We expect that our existing cash and cash equivalents, including the $10.0 million from the July 2020 closing of the second tranche of funding under the 2019 Credit Facility, will enable us to fund our planned operating expenses and capital expenditure requirements into the beginning of the third quarter of 2021.
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
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash used in operating activities	$(35,891)	$(33,349)
Cash (used in) provided by investing activities	(645)	49,520
Cash provided by financing activities	48,876	203
Net increase in cash, cash equivalents and restricted cash	$12,340	$16,374
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2020 was $35.9 million driven primarily by our net loss of $43.7 million. This was partially offset by non-cash charges including stock-based compensation expense of $4.0 million, non-cash lease expense of $1.1 million, depreciation expense of $1.0 million, interest expense of $0.1 million and changes in components of working capital.
Net cash used in operating activities for the six months ended June 30, 2019 was $33.3 million driven primarily by our net loss of $41.2 million. This was partially offset by non-cash charges including stock-based compensation expense of $4.1 million, depreciation expense of $0.8 million, and changes in components of working capital.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2020 was $0.6 million, primarily consisting by the net purchase of capital equipment which totaled $0.6 million during the period.
Net cash provided by investing activities for the six months ended June 30, 2019 was $49.5 million, primarily consisting of proceeds from maturity of investments totaling $51.0 million, which was offset by, the purchase of capital equipment totaled $1.5 million.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2020 was $48.9 million, consisting of proceeds from the issuance of common stock, net of issuance cost totaling $48.6 million and proceeds from the exercise of stock option totaling $0.2 million.
Net cash provided by financing activities for the six months ended June 30, 2019 was $0.2 million, consisting of the net proceeds from the exercise of stock options.
Contractual Obligations and Commitments
Except for the loan and security agreement described in Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. These items, including accrued research and development expenses and stock-based compensation, are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.
Except as described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies during the three and six months ended June 30, 2020 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K that was filed with the SEC on February 14, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Fluctuation Risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2020, our cash and cash equivalents consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of cash and cash equivalents, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our cash and cash equivalents or on our financial position or results of operations.

As of June 30, 2020 we had $20.0 million outstanding under the 2019 Credit Facility. In July 2020, we drew additional proceeds of $10.0 million under the 2019 Credit Facility. Amounts outstanding under the 2019 Credit Facility bear interest at a variable annual rate equal to the greater of (i) 8.65% and (ii) the prime rate plus 3.15%, thereby exposing us to interest rate risk. Based upon the prime rate at June 30, 2020 of 3.25% and considering the $30.0 million of borrowings described above, an immediate 10% change in the prime rate would have no impact on our interest to be paid annually and therefore would not have a material impact on our debt-related obligations, financial position or results of operations.
Foreign Currency Fluctuation Risk
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and are to be paid in foreign currencies.
Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation Fluctuation Risk
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2020, and 2019.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June  30, 2020.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the most recent financial quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2—OTHER INFORMATION
Item 1. Legal Proceedings.
We are not subject to any material legal proceedings. From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain.

As previously reported, the Patent Trial and Appeal Board of the United States Patent and Trademark Office ("USPTO") granted Genome & Co.'s petition to initiate a post-grant review of a patent issued to the University of Chicago, to which we have an exclusive license from the University of Chicago. In April 2020, the USPTO issued its decision in the post-grant review, finding unpatentable all of the current claims in the patent. In June 2020, the University of Chicago filed a re-issue application to seek narrowed claims. Importantly, the USPTO decision does not hinder our ability to continue developing our oncology or other product candidates. Under the terms of our license agreement, we have been responsible for reimbursing the University of Chicago for patent defense costs.
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
Since inception, we have incurred significant operating losses. Our net loss was $20.7 million and $43.7 million for the three and six months ended June 30, 2020, and $85.5 million, $56.9 million, and $28.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of June 30, 2020, we had an accumulated deficit of $242.5 million. Through June 30, 2020, we have financed our operations through private placements of our preferred stock, borrowings under loan and security agreements and proceeds from equity offerings of our common stock. We have devoted substantially all of our financial resources and efforts to developing our monoclonal microbial platform, identifying potential product candidates and conducting preclinical and clinical trials. We are in the early stages of developing our product candidates, and we have not completed the development of any monoclonal microbial therapies or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:
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

We expect that our existing cash and cash equivalents, including $10.0 million from the July 2020 closing of the second tranche of funding under the 2019 Credit Facility, will enable us to fund our planned operating expenses and capital expenditure requirements into the beginning of the third quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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

Our 2019 Credit Facility with K2HV for $45.0 million is secured by a lien covering substantially all of our personal property, excluding intellectual property. Contemporaneous with the closing of the first tranche of funding under the 2019 Credit Facility, we repaid the entire $15.0 million loan balance outstanding under our prior loan and security agreement with Pacific Western Bank. As of June 30, 2020, the outstanding principal balance under the 2019 Credit Facility was $20.0 million, resulting from the closing of the first tranche of funding which occurred on July 19, 2019. On July 14, 2020, an additional $10.0 million was drawn under the 2019 Credit Facility on the closing of the second tranche of funding. The 2019 Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries.
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
We may be forced to delay or reduce the scope of our development programs, reduce our research and development costs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of June 30, 2020, we had $90.2 million in cash and cash equivalents. Based on our available cash resources, including $10.0 million from the closing of the second tranche of funding under the 2019 Credit Facility on July 14, 2020, based on our current operating plan, we believe we have sufficient cash and cash equivalents on hand to support current operations into the beginning of the third quarter of 2021. Due to the uncertainty related to the impact of COVID-19 and the nature of our business, substantial doubt exists about our ability to continue as a going concern for at least one year from the date of issuance of the unaudited condensed consolidated financial statements appearing within this Quarterly Report on Form 10-Q, without raising additional capital. Nevertheless, our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern.
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

The results from early clinical trials of product candidates may not predict the results that will be obtained in subsequent subjects or in subsequent human clinical trials of that product candidate. For example, in August and November 2019, we announced positive Phase 1b interim clinical data, as measured using certain secondary and exploratory endpoints, from our ongoing clinical trial of EDP1815 in subjects with psoriasis. Although the interim clinical data from this trial may be encouraging, the data are preliminary in nature, based on a limited number of people with psoriasis, and the Phase 1 trial is not complete. There can be no assurance that this trial will ultimately be successful or support further clinical advancement of this product candidate.
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
The outbreak of the novel coronavirus disease, COVID-19, has adversely impacted and may continue to adversely impact our business, including our preclinical studies and clinical trials, and finances.
In December 2019, a novel strain of coronavirus, which causes COVID-19, was reported to have surfaced in Wuhan, China. Since then, the coronavirus has spread to multiple countries, including the United States and the United Kingdom, where we have planned or ongoing preclinical studies and clinical trials. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The pandemic and government measures taken in response have had and continue to have a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have adopted and continue to employ several temporary business practices, including telecommuting and staggered work shifts in our laboratories, to protect our employees while continuing business operations. In addition, due to the COVID-19 pandemic, enrollment of new patients into, and the retention of existing patients in, our on-going clinical trials have been and continue to be impacted, due primarily to certain clinical sites suspending recruitment and enrollment and lower patient participation. As a result of the COVID-19 pandemic, we may continue to experience disruptions and face new disruptions that could severely impact our business, preclinical studies and clinical trials, and finances including:
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
Separately, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA temporarily postponed most foreign inspections of manufacturing facilities and products. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Our patent portfolio is in the early stages of prosecution. We currently have ten issued U.S. patents. Although we have numerous patent applications pending, substantive prosecution has begun in only a small number of those applications. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to compositions of certain bacterial populations. Any claims that are issued may provide coverage for such compositions and/or their use. However, such claims would not prevent a third party from commercializing alternative compositions that do not include the bacterial populations claimed in pending applications, potential applications or patents that have or may issue. There can be no assurance that any such alternative composition will not be equally effective. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.
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
Based on the number of shares of common stock outstanding as of June 30, 2020, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, shares representing approximately 67% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership control may have the effect of delaying, deferring or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 18.4 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, including entities affiliated with Flagship Pioneering, until such shares can otherwise be sold without restriction under Rule 144 of the Securities Act or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. As of June 30, 2020, approximately 18.5 million shares of our common stock held by our executive officers, directors and certain of our affiliates are subject to restrictions on transfer under lock-up arrangements with the underwriters of our recent follow-on offering. Specifically, we and our executive officers and directors have agreed not to sell or transfer any common stock or securities convertible into, exchangeable for, exercisable for, or repayable with common stock, for 90 days after June 24, 2020 without first obtaining the written consent of Morgan Stanley & Co. LLC and Cowen and Company, LLC.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

In July 2020, Neil Graham left the Company's employ as its Chief Development Officer.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Evelo Biosciences, Inc.	8-K	001-38473	3.1	5/11/2018
3.2	Amended and Restated Bylaws of Evelo Biosciences, Inc.	8-K	001-38473	3.2	5/11/2018
10.1	Second Amendment to Loan and Security Agreement dated as of May 15, 2020 by and among Evelo Biosciences, Inc., the lenders party thereto and K2 HealthVentures LLC, as administrative agent for such lenders.	8-K	001-38473	10.1	5/18/2020
10.2
Third Amendment to Loan and Security Agreement dated as of July 8, 2020 by and among Evelo Biosciences, Inc., the lenders party thereto and K2 HealthVentures LLC, as administrative agent for such lenders.

						*
31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document- the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

EVELO BIOSCIENCES, INC.

Date: July 31, 2020	By:	/s/ Balkrishan (Simba) Gill, Ph.D.
Balkrishan (Simba) Gill, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: July 31, 2020	By:	/s/ Xiaoli (Jacqueline) Liu
Xiaoli (Jacqueline) Liu
VP of Finance and Controller
(Principal Accounting Officer)