Form 10-Q
period 2020-09-30
Evelo Biosciences, Inc.
filed 2020-10-30
CIK 1694665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2020, the registrant had 46,189,236 shares of common stock, $0.001 par value per share, outstanding.

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

Evelo Biosciences, Inc.
Form 10-Q for the Quarterly Period Ended September 30, 2020

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Evelo Biosciences, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except per share and share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$81,580	$77,833
Prepaid expenses and other current assets	2,979	3,176
Total current assets	84,559	81,009
Property and equipment, net	7,586	8,341
Right of use asset - operating lease	11,192	—
Other assets	1,500	1,570
Total assets	$104,837	$90,920
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,729	$620
Accrued expenses	8,823	8,758
Operating lease liability, current portion	1,607	—
Other current liabilities	389	365
Total current liabilities	13,548	9,743
Noncurrent liabilities:
Long-term debt	29,924	19,634
Operating lease liability, net of current portion	10,503	—
Deferred rent, net of current portion	—	1,148
Other noncurrent liabilities	432	198
Total liabilities	54,407	30,723
Commitments and contingencies
Stockholder’s equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 46,220,859 and 32,232,258 shares issued and 46,184,087 and 32,170,605 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	46	32
Additional paid-in capital	313,853	259,018
Accumulated deficit	(263,469)	(198,853)
Total stockholders’ equity	50,430	60,197
Total liabilities and stockholders’ equity	$104,837	$90,920
See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$14,910	$15,610	$47,503	$46,751
General and administrative	5,272	5,886	16,185	16,936
Total operating expenses	20,182	21,496	63,688	63,687
Loss from operations	(20,182)	(21,496)	(63,688)	(63,687)
Other (expense) income:
Interest (expense) income, net	(713)	81	(1,353)	1,032
Other income (expense), net	39	(218)	646	(218)
Other (expense) income, net	(674)	(137)	(707)	814
Loss before income taxes	(20,856)	(21,633)	(64,395)	(62,873)
Income tax expense	(67)	—	(221)	—
Net loss	$(20,923)	$(21,633)	$(64,616)	$(62,873)

Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.67)	$(1.74)	$(1.96)
Weighted-average number of common shares outstanding, basic and diluted	46,168,013	32,060,747	37,050,907	32,009,571

Comprehensive loss:
Net loss	$(20,923)	$(21,633)	$(64,616)	$(62,873)
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax of $0	—	(1)	—	18
Comprehensive loss	$(20,923)	$(21,634)	$(64,616)	$(62,855)
See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance-December 31, 2019	—	$—	32,170,605	$32	$259,018	$—	$(198,853)	$60,197
Vesting of restricted common stock	—	—	13,390	—	7	—	—	7
Exercise of stock options	—	—	137,213	—	226	—	—	226
Stock-based compensation expense	—	—	—	—	1,955	—	—	1,955
Net loss	—	—	—	—	—	—	(23,041)	(23,041)
Balance-March 31, 2020	—	$—	32,321,208	$32	$261,206	$—	$(221,894)	$39,344
Issuance of common stock in public offering, net of fees	—	—	13,800,000	14	48,393	—	—	48,407
Vesting of restricted common stock	—	—	11,491	—	5	—	—	5
Exercise of stock options	—	—	3,944	—	9	—	—	9
Stock-based compensation expense	—	—	—	—	2,093	—	—	2,093
Net loss	—	—	—	—	—	—	(20,652)	(20,652)
Balance-June 30, 2020	—	$—	46,136,643	$46	$311,706	$—	$(242,546)	$69,206
Issuance of stock under the Employee Stock Purchase Plan	—	—	28,603	—	92	—	—	92
Exercise of stock options	—	—	18,841	—	11	—	—	11
Stock-based compensation expense	—	—	—	—	2,045	—	—	2,045
Fees associated with public offering of common stock	—	—	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	(20,923)	(20,923)
Balance-September 30, 2020	—	$—	46,184,087	$46	$313,853	$—	$(263,469)	$50,430

See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Nine Months Ended September 30, 2019
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance-December 31, 2018	—	$—	31,825,769	$32	$250,316	$(18)	$(113,381)	$136,949
Vesting of restricted common stock	—	—	23,345	—	7	—	—	7
Exercise of stock options	—	—	181,521	—	257	—	—	257
Stock-based compensation expense	—	—	—	—	1,953	—	—	1,953
Unrealized gain on investments	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	(20,299)	(20,299)
Balance-March 31, 2019	—	$—	32,030,635	$32	$252,533	$(2)	$(133,680)	$118,883
Vesting of restricted common stock	—	—	13,692	—	7	—	—	7
Exercise of stock options	—	—	1,379	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	2,135	—	—	2,135
Unrealized gain on investments	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	(20,941)	(20,941)
Balance-June 30, 2019	—	$—	32,045,706	$32	$254,676	$1	$(154,621)	$100,088
Vesting of restricted common stock	—	—	13,691	—	7	—	—	7
Exercise of stock options	—	—	12,633	—	23	—	—	23
Stock-based compensation expense	—	—	—	—	2,062	—	—	2,062
Unrealized gain on investments	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(21,633)	(21,633)
Balance-September 30, 2019	—	$—	32,072,030	$32	$256,768	$—	$(176,254)	$80,546

See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(64,616)	$(62,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,093	6,150
Depreciation expense	1,493	1,264
Net accretion of discount marketable securities	—	(164)
Non-cash interest expense	250	263
Non-cash lease expense	1,541	—
Gain on sale of fixed assets, net	(5)	(2)
Changes in assets and liabilities:
Prepaid expenses and other assets	267	(633)
Accounts payable	2,105	90
Accrued expenses and other current liabilities	263	2,907
Operating lease liabilities	(1,771)	—
Other liabilities	270	12
Net cash used in operating activities	(54,110)	(52,986)
Investing activities
Proceeds from sales and maturities of investments	—	55,000
Purchases of property and equipment	(912)	(2,569)
Proceeds from sale of fixed assets	6	2
Net cash (used in)/provided by investing activities	(906)	52,433
Financing activities
Net proceeds from the issuance of long-term debt	10,000	19,481
Repayment of long-term debt	—	(15,000)
Proceeds from issuance of common stock, net of issuance cost	48,424	—
Proceeds from issuance of common stock under employee stock purchase plan and exercise of stock options	339	282
Net cash provided by financing activities	58,763	4,763
Net increase in cash, cash equivalents and restricted cash	3,747	4,210
Cash, cash equivalents and restricted cash – beginning of period	79,333	94,351
Cash, cash equivalents and restricted cash – end of period	$83,080	$98,561
Supplemental disclosure of cash flow information
Cash paid for interest	$1,509	$728
Cash paid for taxes	$20	$—
Noncash investing and financing activities
Deferred financing and public offering costs in accounts payable and accrued expenses	$19	$—
Property and equipment additions in accounts payable and accrued expenses	$33	$290
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

In June 2020, the Company sold 13,800,000 shares of its common stock in an underwritten public offering at a public offering price of $3.75 per share, including the underwriters' exercise of their option to purchase 1,800,000 shares to cover over-allotment, generating gross proceeds of $51.8 million and net proceeds of $48.4 million, after deducting underwriting discounts and commission and other offering expenses payable by the Company.

On July 14, 2020, the Company drew down the second tranche of $10.0 million available under the 2019 Credit Facility. Refer to Note 6 to these unaudited condensed consolidated financial statements for more information.

The Company has incurred operating losses since inception and expects such losses and negative operating cash flows to continue for the foreseeable future. The Company historically has funded its operations from the issuance of convertible notes, convertible preferred stock and common stock, and through debt financings. As of September 30, 2020, the Company had cash and cash equivalents of $81.6 million and an accumulated deficit of $263.5 million.
Going Concern
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure. Based on the Company’s current operating plan and due to the uncertainty related to the impact of the COVID-19 pandemic and the nature of Evelo's business, the Company has substantial doubt that its cash and cash equivalents at September 30, 2020 will be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Quarterly Report on Form 10-Q, and the Company will need to obtain additional funding. The Company intends to pursue strategic partnerships and collaborations, or obtain additional funding through its available financing sources which include, additional public offerings of common stock and private financing of debt or equity. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalent resources at September 30, 2020, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standard Codification (“ASC”) and ASU of the FASB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and notes thereto. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2020, the results of its operations and stockholders' equity for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.
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

Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company's only element of other comprehensive loss is unrealized gains on available-for-sale investments, which the Company held in 2019. Comprehensive loss totaled $20.9 million and $64.6 million, respectively, for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2019 comprehensive loss was $21.6 million and $62.9 million, respectively.
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents are comprised of highly liquid investments that are readily convertible into cash with original maturities of three months or less. Cash and cash equivalents include cash held in banks and amounts held in money market funds. Cash equivalents are stated at cost, which approximates market value. The Company’s restricted cash consists of restricted cash in connection with building leases for the Company’s office and laboratory premises and deposits held in relation to the company's credit card facility. Restricted cash totaled approximately $1.5 million at September 30, 2020 and December 31, 2019, and is classified within other assets on the accompanying condensed consolidated balance sheet. The following reconciles cash, cash equivalents and restricted cash as of September 30, 2020 and December 31, 2019, as presented on the Company's statements of cash flows, to its related balance sheet accounts (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents:
Cash	$6,830	$1,634
Money market funds	74,750	76,199
Total cash and cash equivalents	81,580	77,833
Restricted cash	1,500	1,500
Cash, cash equivalents and restricted cash	$83,080	$79,333
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
ASU 2016-02 provides a number of optional practical expedients in transition. The Company elected to adopt the 'package of practical expedients', which permits the Company (i) not to reassess whether expired existing contracts are or contain leases, (ii) not to reassess the classification of expired or existing leases, and (iii) not to reassess initial direct costs for any existing leases. The Company will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance. Adoption of this standard resulted in the recognition of a right-of-use asset and a lease liability on the Company’s January 1, 2020 condensed consolidated balance sheet of $12.7 million and $13.9 million, respectively. There was no material impact resulting from the adoption on the Company’s unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2020. For leases with terms greater than 12 months, the Company records the related right-of-use asset and lease liability at the present value of lease payments over the term. As the Company’s leases do not provide readily determinable implicit interest rates, the Company utilized its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates. The application of the new standard required netting of unamortized balance of lease incentives and deferred lease obligation to the right-of-use asset at the adoption date. The Company’s operating leases include rental escalation clauses that are factored into the determination of lease payments when appropriate. The Company does not separate lease and non-lease components of contracts. Refer to Note 3, Leases within these unaudited condensed consolidated financial statements for additional information.
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
Accounting Pronouncements Issued and Not Adopted as of September 30, 2020
Income Taxes
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

3. Leases
In January 2018, the Company entered into an operating sublease arrangement to lease approximately 40,765 square feet for its office and research development space at 620 Memorial Drive, Cambridge, MA 02139 from February 2018 to September 2025. The Company maintained an additional separate operating lease for office and laboratory space that expired in May 2020. The leases require security deposits, which the Company has primarily met with letters of credit from a financial institution that is secured with cash on deposit.
In June 2018, the Company entered into a sublease arrangement with a third party to lease space subject to an operating lease that expired in April 2020. The minimum rental payments received under this agreement totaled $0.2 million for the nine months ended September 30, 2020 and were equivalent to the minimum payments due from the Company to the landlord.
For the three and nine months ended September 30, 2020, the Company recorded rent expense of $0.7 million and $2.1 million, respectively. Rent expense for the nine months ended September 30, 2020 is net of sublease rental income of $0.3 million. There was no sublease rental income for the three months ended September 30, 2020. For the three and nine months ended September 30, 2019, the Company recorded rent expense of $0.7 million and $2.0 million, respectively, which is net of sublease rental income of $0.1 million and $0.4 million, respectively. Sublease rental income is inclusive of rental payments, taxes and operating expenses.
The minimum aggregate future lease commitments, exclusive of any offsetting sublease rental payments, at September 30, 2020, are as follows (in thousands):

Amount
2020 (excluding payments made as of September 30, 2020)	$493
2021	2,973
2022	3,062
2023	3,154
2024	3,249
Thereafter	2,491
Total lease payments	15,422
Less imputed interest	(3,312)
Total	$12,110

Other information:
Operating cash flows used for operating leases	$2,596
Weighted-average remaining lease term (in years)	5
Weighted-average discount rate	9.5%

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2020 and December 31, 2019 (in thousands):

Description	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds included within cash and cash equivalents	$74,750	$74,750	$—	$—
Total	$74,750	$74,750	$—	$—

Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds included within cash and cash equivalents	$76,199	$76,199	$—	$—
Total	$76,199	$76,199	$—	$—
As of September 30, 2020 and December 31, 2019, the Company's cash equivalents have been initially valued at the transaction price and subsequently valued utilizing a third party pricing service. The Company validates the prices provided by its third-party pricing service by understanding the models used and obtaining market values from other pricing sources.
5. Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Property and equipment:
Lab equipment	$8,606	$7,479
Leasehold improvements	2,157	2,014
Furniture and fixtures	822	750
Computers and software	230	204
Office equipment	3	9
Construction-in-process	877	1,594
Property and equipment	12,695	12,050
Less: accumulated depreciation	(5,109)	(3,709)
Property and equipment, net	$7,586	$8,341
The Company recognized $0.5 million and $1.5 million of depreciation expense for the three and nine months ended September 30, 2020, respectively and $0.5 million and $1.3 million for the three and nine months ended September 30, 2019, respectively.

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
2019 Credit Facility
On July 19, 2019, the Company entered into a loan and security agreement (as amended, the "2019 Credit Facility") with K2 HealthVentures LLC and others (collectively, "K2HV") pursuant to which the K2HV agreed to make term loans in an aggregate principal amount of up to $45.0 million available to the Company in three tranches. The initial tranche of $20.0 million was funded upon closing on July 19, 2019. As amended on May 15, 2020, the second tranche of $10.0 million was available to be funded between December 1, 2019 and July 15, 2020 and was drawn down on July 14, 2020. The third tranche of $15.0 million is available to be funded at the Company's election on or before January 15, 2021, subject to certain customary conditions and the achievement of certain clinical development milestones. Borrowings under the 2019 Credit Facility are collateralized by substantially all of the Company's personal property, excluding intellectual property, and the Company pledged its equity interests in its subsidiaries, subject to certain limitations with respect to its foreign subsidiaries.

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

The 2019 Credit Facility contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and occurrence of a material adverse effect. The Company has determined that the risk of subjective acceleration under the material adverse events clause was remote and therefore has classified the long-term portion of the outstanding principal in non-current liabilities. Upon the occurrence and continuation of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the administrative agent, collateral agent, and lenders may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the 2019 Credit Facility and under applicable law. As of September 30, 2020, the Company was in compliance with all covenants under the 2019 Credit Facility.

The Company used the proceeds from the initial $20.0 million tranche to prepay on July 19, 2019 the full $15.0 million loan balance outstanding under the 2016 Credit Facility.

The Company has the following minimum aggregate future loan payments at September 30, 2020 (in thousands).

Twelve month period ending September 30,	Amount
2021	$2,631
2022	8,912
2023	13,387
2024	13,605
Thereafter	—
Total minimum payments	38,535
Less amounts representing interest and discount	(8,611)
Long-term debt	$29,924
Interest expense related to the Company's 2016 Credit Facility was approximately $0.5 million for the nine months ended September 30, 2019.
Interest expense related to the Company's 2019 Credit Facility was approximately $0.6 million and $1.5 million for the three and nine months ended September 30, 2020 and $0.4 million for both the three and nine months ended September 30, 2019.

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
On August 6, 2017, the Company and the Mayo Clinic entered into a license agreement (“2017 Mayo License Agreement”). Under the 2017 Mayo License Agreement, the Mayo Clinic granted the Company (i) an exclusive, worldwide, sublicensable license under the Mayo Clinic’s rights to certain intellectual property and microbial strains and (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how, in each case, to develop and commercialize certain microbial strains and licensed products incorporating any such strains. As consideration, the Company paid a nonrefundable upfront fee of $0.2 million and will pay annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2017. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe the Mayo Clinic milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $56.0 million in the aggregate, as well as royalties on net sales of licensed products in low single-digit percentages. As of September 30, 2020, the Company has incurred milestone payments to date totaling approximately $0.2 million under the agreement of which no amounts are currently due.
University of Chicago
On March 10, 2016, the Company and the University of Chicago entered into a patent license agreement (“2016 University of Chicago Agreement”). Under the 2016 University of Chicago Agreement, the University of Chicago granted the Company (i) an exclusive, royalty-bearing and sublicensable license under the Licensed Patents and (ii) a non-exclusive, royalty-bearing, sublicensable license to access the technical information to diligently develop and commercialize Licensed Products. As consideration, the Company paid a nonrefundable upfront fee of less than $0.5 million and will pay annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2016. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe the University of Chicago milestone payments, totaling an aggregate of approximately $60.9 million upon the achievement of certain development, regulatory, and commercial milestones, as well as royalties on net sales of licensed products ranging from low to high single-digit percentages. As of September 30, 2020, the Company has incurred milestone payments to date totaling approximately $0.4 million under the agreement of which no amounts are currently due.

8. Commitments and Contingencies
Collaboration Agreement with Sacco S.r.l.
In July 2019, the Company entered into an agreement with Sacco S.r.l. ("Sacco"), an affiliate of one of the Company’s existing contract manufacturing organizations, pursuant to which and subject to certain exceptions for pre-existing products for pre-existing customers, Sacco will manufacture and supply single strain, non-genetically modified microbes intended for oral delivery or oral use in pharmaceutical products exclusively for the Company for a period of five years. Sacco may terminate the agreement if the provision of manufacturing services has been, or is scheduled to be, inactive for a period of six consecutive months. The Company has agreed to pay Sacco an aggregate of €3.0 million, €0.6 million annually, during the exclusivity period. The Company has incurred annual exclusivity fees to date totaling approximately €1.2 million, and no amounts are currently due as of September 30, 2020.
Agreement with Biose Industrie
On February 15, 2018, the Company entered into an agreement with Biose Industrie (“Biose”), a French corporation, in which Biose has agreed to exclusively manufacture certain microbial biotherapeutic products for the Company and reserve agreed upon manufacturing resources to conduct manufacturing runs for such products. Under the terms of this agreement, the Company agreed to annual fees in the mid-six digits in consideration of both exclusivity for the manufacture of those microbial biotheraputics and for a set minimum number of manufacturing runs per year. Exclusivity fees paid and any minimum commitments are expensed as incurred. As of September 30, 2020, aggregate minimum payments over the remaining contract life total approximately $0.8 million.
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

9. Stockholders’ Equity
Common Stock
On June 3, 2019, the Company filed a Registration Statement on Form S-3 (File No. 333-231911) (the “Shelf”) with the U.S. Securities and Exchange Commission (the "SEC") in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million for a period of up to three years from the date of the filing. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $50.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf. As of September 30, 2020, no securities have been issued pursuant to the sales agreement.
In June 2020, the Company sold 13,800,000 shares of its common stock pursuant to the Shelf in an underwritten public offering at a public offering price of $3.75 per share, for gross proceeds of $51.8 million and net proceeds of $48.4 million, after deducting underwriting discounts and commission and other offering expenses payable by the Company.
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
The exercise price of stock options granted under the 2018 Plan is not less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the board of directors and are subject to the provisions of the 2018 Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options provide for accelerated vesting in the event of a change in control. Awards granted to non-employee consultants generally vest monthly over a period of one to four years. Stock options granted under the 2018 Plan expire no more than 10 years from the date of grant. As of September 30, 2020, equity-based incentive awards covering up to 4,243,544 shares of the Company’s common stock have been issued under the 2018 Plan, of which none have been exercised and 818,084 have been canceled. As of September 30, 2020, 1,304,183 shares of common stock are available for future grant under the 2018 Plan, which includes 825,096 shares subject to awards that were originally granted, and have, since the effective date of the 2018 Plan, been canceled or repurchased under the 2015 Plan.
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
Under the 2015 Plan, the Company was authorized to grant equity awards up to an aggregate of 5,417,044 shares of common stock. As of September 30, 2020, an aggregate of 5,758,518 options and other equity awards had been granted under the 2015 Plan, of which 1,345,266 have been exercised, 1,261,105 have been canceled and 18,468 have been repurchased as of September 30, 2020. A total of 113,006 shares previously reserved under the 2015 Plan that had not been exercised or were otherwise subject to outstanding exercise awards were no longer authorized for issuance under the 2015 Plan as of May 8, 2018.
Stock-Based Compensation Expense
Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
General and administrative	$969	$1,082	$2,868	$3,306
Research and development	1,076	980	3,225	2,844
Total stock-based compensation expense	$2,045	$2,062	$6,093	$6,150
Stock Options
A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2019	5,691,474	$6.99
Granted	2,028,718	6.09
Exercised	(159,998)	1.54
Canceled	(982,574)	8.83
Options outstanding at September 30, 2020	6,577,620	$6.57
Exercisable as of September 30, 2020	3,363,541	$5.32
The weighted-average fair value of options granted during the nine months ended September 30, 2020 and 2019 was $4.17 and $7.66, respectively.
As of September 30, 2020, total unrecognized stock-based compensation expense relating to unvested stock options was $16.5 million. This amount is expected to be recognized over a weighted average period of 2.61 years.
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

The compensation expense recognized related to the ESPP for the three and nine months ended September 30, 2020 was not material. There was a total of 28,603 shares purchased under the ESPP during the three and nine months ended September 30, 2020.
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
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act contains several key provisions including: (i) five year carryback of net operating losses (“NOLs”), (ii) increase in amount of business interest expense deductible under Section 163(j) of the Internal Revenue Code from 30% to 50% for tax years 2019 and 2020, (iii) delay of payment of employer payroll taxes, (iv) temporary refundable employee retention credit, (v) suspension of certain aviation and alcohol excise taxes and (vi) technical correction for qualified improvement property. As of September 30, 2020, the Company had deferred $0.3 million in employer payroll taxes pursuant to the CARES Act, which is included in the other noncurrent liabilities in these unaudited condensed consolidated balance sheets.
For the three and nine months ended September 30, 2020, the Company has recorded a tax provision of $0.1 million and $0.2 million, respectively, primarily related to the Company's wholly-owned UK subsidiary. There were no significant income tax provisions or benefits for the three and nine months ended September 30, 2019.
12. Net Loss Per Share
Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. The Company has computed diluted net loss per common share after giving consideration to all potentially dilutive common shares, including options to purchase common stock, issuance of common stock under the ESPP and restricted common stock, outstanding during the period determined using the treasury stock methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and therefore basic and diluted net loss per share have been equivalent.
The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Nine Months Ended September 30,
	2020	2019
Unvested common stock from early exercise of options	36,772	75,043
Stock options to purchase common stock	6,577,620	5,892,781
Common stock offering from ESPP	12,482	—
Total	6,626,874	5,967,824

13. Related Party Transactions
The Company receives clinical advisory services from Weatherden Ltd. (“Weatherden”) under agreements that were entered into during 2017 and 2018. Duncan McHale, the Company’s Chief Medical Officer, is a part owner of Weatherden. During the nine months ended September 30, 2020 and 2019, the Company paid Weatherden $0.5 million and $0.7 million, respectively. As of September 30, 2020 and 2019, the amounts due to Weatherden under the supply of service agreement were approximately $30.0 thousand and $0.1 million, respectively.
In June 2018, the Company entered into a subleasing arrangement with Ring Therapeutics, Inc. (formerly VL46, Inc.), an affiliate of one of its stockholders, Flagship Venture Funds. Under the terms of the sublease, the Company invoiced Ring Therapeutics for an aggregate $0.9 million in rent payments which were due during the period from July 1, 2018 through April 30, 2020, the sublease expiration date, plus related taxes and lease operating costs. For the nine-months ended September 30, 2020, $0.3 million related to this sublease, inclusive of rent payments, taxes and operating expenses, has been recorded as an offset to operating expense within the unaudited condensed consolidated statements of operations and comprehensive loss.

The Company entered into a consulting agreement with David Epstein (as amended, the "Consulting Agreement"), the Company's Chairman of the Board, effective September 16, 2019 pursuant to which Mr. Epstein will provide strategic advisory and other consulting services to the Company. As amended on October 15, 2020, the Consulting Agreement will continue until June 30, 2021 unless terminated earlier by either Mr. Epstein or the Company upon 30 days’ notice, or 24 hours’ notice by the non-breaching party in the event of a breach. In accordance with the terms of the Consulting Agreement, on September 16, 2019, Mr. Epstein was granted an option to purchase 75,000 shares of the Company’s common stock, which award vests in 36 equal monthly installments subject to his continued provision of consulting services to the Company pursuant to the Consulting Agreement on the applicable vesting dates. Under the Consulting Agreement, Mr. Epstein also is entitled to receive (i) an annual equity award on each anniversary of the effective date of the Consulting Agreement in the form of an option to purchase shares of the Company’s common stock having an aggregate grant date fair market value equal to approximately $0.2 million, as determined by the Board in its discretion based on customary option pricing methodologies, which award vests in 12 equal monthly installment following the grant date, subject to his continued provision of consulting services to the Company pursuant to the Consulting Agreement on the applicable vesting date, and (ii) an aggregate annual cash consulting fee of $0.3 million for his consulting services. All of the foregoing options, to the extent then outstanding, will be subject to accelerated vesting upon the occurrence of a change in control of the Company. On October 11, 2020, in connection with the commencement of his second year of service as a consultant to the Company, Mr. Epstein was granted an annual equity award in the form of an option to purchase 44,743 shares of the Company’s common stock, which award vests in nine equal monthly installments, in each case subject to his continued provision of consulting services to the Company pursuant to the Consulting Agreement on the applicable vesting dates.

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

Our first product candidates are orally delivered pharmaceutical preparations derived from naturally occurring, specific single strains of microbes. In preclinical models, our product candidates have engaged immune cells in the small intestine and driven changes in systemic biology without systemic exposure and without colonizing the gut. We have observed in early clinical trials and in preclinical studies that specific product candidates modulated immune responses throughout the body by acting on SINTAX. We currently have two product candidates in multiple clinical trials, EDP1815 for the treatment of inflammatory diseases and the treatment of individuals with COVID-19 and EDP1503 for the treatment of certain types of cancer. We have two additional product candidates for the treatment of inflammatory diseases: EDP1867 and EDP2939, and one additional product candidate for the treatment of cancer: EDP1908.

We believe that orally delivered SINTAX medicines have the potential to address patient needs at all stages of disease due to their potentially superior characteristics over current therapies:

•Each of our product candidates has been observed to act through multiple clinically relevant and validated biological pathways in preclinical models. By acting on multiple pathways simultaneously, we believe our product candidates could impact disease in ways that are not possible with current single-target or dual-target therapies.

•Our data suggests that our product candidates for inflammatory diseases have the potential to resolve disease causing inflammation whilst preserving immunity, a significant potential benefit compared to other anti-inflammatory therapies that often cause significant immunosuppression.

•Our product candidates are likely to be well-tolerated given that they are derived from naturally occurring, specific single strains of human commensal microbes that engage immune cells in the small intestine and drive changes in systemic biology without systemic exposure and without colonizing the gut. Our initial clinical data supports this potential and, if we are able to validate this profile in future clinical trials, we believe our product candidates have the potential to be used at all stages of disease and in many more patients than current immunomodulatory drugs.

•Our discovery and development of oral SINTAX medicine has the potential to be more efficient than other product classes such as cell therapy, monoclonal antibodies and small molecules. We believe our product candidates do not require the lengthy target validation and compound discovery requirements of conventional drug discovery.

Impact of COVID-19

On March 11, 2020, the World Health Organization ("WHO") declared the COVID-19 outbreak a pandemic. The outbreak has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business closures and curtailments, and school closures.

The COVID-19 pandemic has had, and for an extended period of time is expected to have, negative impacts on our operations and supply chain. Our ability to continue to operate without any significant negative impacts will, in part, depend on our ability to protect our employees and our supply chain. We have endeavored to follow recommended actions of government and health authorities to protect our employees with particular measures in place for those working in our laboratories, such as staggered work shifts and flexible schedules, and telecommuting for office workers. We are working with our contract manufacturing organizations to minimize delays and disruptions to scheduled manufacturing batch runs for our product candidates and to ensure conformity to product specifications.

The COVID-19 pandemic has impacted and continues to impact our enrollment of new patients into, and the retention of existing patients in, our ongoing clinical trials, due primarily to lower patient participation. The pandemic likely will impact enrollment and retention of patients in new clinical trials, such as our Phase 2 trial of EDP1815, for similar reasons. We continue to recruit individuals in line with the local and national guidelines of the clinical research sites. We are keeping in close contact with our contract research organization ("CRO") and clinical sites to provide support and guidance to ensure the safety of the patients in our clinical trials. We have prioritized our drug supply operations to secure the re-supply of patients currently enrolled in our clinical trials.

The extent to which the COVID-19 pandemic impacts our business and finances will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States, the United Kingdom and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, the United Kingdom and other countries to contain and treat the disease. See “Risk Factors — The outbreak of the novel coronavirus disease, COVID-19, has and may continue to adversely impact our business, including our preclinical studies and clinical trials and finances.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Recent Clinical Developments
EDP1815

EDP1815 is an investigational oral biologic being developed for the treatment of inflammatory diseases. It is a strain of Prevotella histicola, selected for its specific pharmacology.

COVID-19

EDP1815 is being evaluated in two ongoing clinical studies for the treatment of hospitalized COVID-19 patients. The first is a Phase 2 double-blind, placebo-controlled clinical trial evaluating the safety and efficacy of EDP1815 for the treatment of individuals diagnosed with COVID-19 early in the course of their disease. The trial initially will evaluate 60 individuals to determine if early intervention with EDP1815 can prevent the progression of COVID-19 symptoms and the development of COVID-Related Complications. Individuals who have presented at the emergency room of the Robert Wood Johnson University Hospital within the last 36 hours and tested positive for SARS-CoV-2 are randomized 1:1 to receive the enteric capsule formulation of EDP1815 or placebo for 14 days, along with the standard of care. The primary endpoint is reduced requirements for oxygen therapy, as measured by the ratio of oxygen saturation (SpO2) / fraction of inspired oxygen (FiO2). Key secondary endpoints include total symptom duration, progression along the WHO scale of disease severity, and mortality. The trial is led by Reynold A. Panettieri, Jr., M.D., Vice Chancellor for Translational Medicine and Science at Rutgers Biomedical and Health Sciences and Professor of Medicine at Rutgers Robert Wood Johnson Medical School.

EDP1815 is also included as a treatment arm in the TACTIC-E clinical trial. TACTIC-E is a Phase 2/3 randomized trial, sponsored by Cambridge University Hospitals NHS Foundation Trust, that is expected to evaluate up to 469 patients per arm at Addenbrooke’s Hospital and other leading clinical centers in the United Kingdom. The trial is investigating the safety and efficacy of certain experimental therapies in the prevention and treatment of life-threatening complications associated with COVID-19 in hospitalized individuals at early stages of the disease. The trial is enrolling individuals with COVID-19 who have identified risk factors for developing severe complications and are at risk of progression to the intensive care unit or death. The primary outcome measure of the trial is time to incidence (up to day 14) of any one of the following: death, mechanical ventilation, extracorporeal membrane oxygenation (ECMO), cardiovascular organ support, renal failure, hemofiltration or dialysis. Secondary outcome measures include duration of stay in hospital, duration of oxygen therapy, changes in biomarkers associated with COVID-19 progression, and time to clinical improvement.

As a result of the varying infection rates that have occurred with the pandemic, we experienced slower than expected enrollment early on in both trials and now expect to report data from clinical trial conducted at the Robert Wood Johnson University Hospital and interim safety data and futility analysis from TACTIC-E in the second quarter of 2021. In order to expedite patient recruitment and expand access to potential therapies for COVID-19, new trial sites are being opened for TACTIC-E.

If EDP1815 is successfully developed and approved as a treatment for COVID-19, we believe that we could rapidly scale the manufacturing of EDP1815 to supply the drug at a reasonable cost. If approved and proven effective for early intervention, we expect that oral EDP1815 could also be useful in the outpatient setting to control the community impact of the COVID-19 pandemic. If the Phase 2 trials are successful in COVID-19, we plan to investigate EDP1815 as a potential therapy for other diseases, such as influenza infection, in which hyperinflammation and cytokine storm can play a key role.
Psoriasis and atopic dermatitis

Phase 2 clinical trial in psoriasis

Based on previously reported positive clinical data in two cohorts of individuals with mild to moderate psoriasis in a Phase 1b clinical trial, we have advanced EDP1815 into a Phase 2 dose ranging trial, evaluating three doses of EDP1815 in enteric capsules versus placebo in approximately 225 individuals with mild to moderate psoriasis. The primary endpoint of the trial is the mean reduction in Psoriasis Area and Severity Index (PASI) score at 16 weeks. Other clinical measures of psoriasis are also being evaluated. We initiated the Phase 2 clinical trial in October 2020, and expect to announce interim data by the middle of 2021. Clinical data from this trial may enable us to advance directly into Phase 3 registrational trials in late 2021, subject to end of Phase 2 discussions with regulatory agencies.

We intend to evaluate EDP1815 in additional inflammatory disease indications, depending on the results from the interim data analysis of the Phase 2 trial. Potential indications include psoriatic arthritis, axial spondylarthritis and rheumatoid arthritis.

Phase 1b clinical trial in atopic dermatitis

In November 2018, we initiated our ongoing Phase 1b double-blind placebo-controlled dose-escalating safety and tolerability study of EDP1815 in healthy volunteers and individuals with mild to moderate psoriasis or atopic dermatitis.

Based on previously reported positive clinical data in two cohorts of individuals with psoriasis, we are evaluating EDP1815 in a cohort of 24 patients with mild to moderate atopic dermatitis, randomized 2:1 to receive oral administration of 2.76g of the enteric capsule formulation of EDP1815 or placebo once daily, for 56 days. The primary endpoint is safety and tolerability. Secondary endpoints include key validated markers of atopic dermatitis, including the Eczema Area and Severity Index (EASI), SCORing Atopic Dermatitis (SCORAD), Dermatology Life Quality Index (DLQI), and Pruritis Numerical Rating Scale (Pruritis NRS). This cohort is fully recruited and we expect to announce initial data from this cohort in the first quarter of 2021.

EDP1867

EDP1867 is a non-living investigational oral biologic being developed for the treatment of inflammatory diseases. EDP1867 was selected from a broad screen of single strains of microbes in in vitro cellular assays and in vivo models of inflammation. In preclinical studies EDP1867 was shown to resolve multiple pathways of inflammation. This observed activity suggests a number of possible initial clinical indications for EDP1867, including TH2-dependent inflammation which underlies atopic diseases and a large spectrum of asthma. We expect to initiate our first Phase 1b clinical trial of EDP1867 in individuals with atopic dermatitis in the first quarter of 2021, and expect to announce initial data from this trial in mid-2021.

EDP1503

EDP1503 is an investigational oral biologic being developed for the treatment of cancer. In December 2018, we initiated our ongoing Phase 1/2 open-label clinical trial of EDP1503 in combination with KEYTRUDA (pembrolizumab), Merck's anti-PD-1 therapy, in three cohorts of individuals: microsatellite stable colorectal cancer; triple-negative breast cancer; and individuals with multiple tumor types who have relapsed on prior PD-1/L1 inhibitor treatment. This trial is designed to evaluate the safety and tolerability, immune response markers and overall response rates achieved with EDP1503 in combination with KEYTRUDA.

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
We are a development stage company and have not generated any revenue. All of our product candidates are in early clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses and we continue to incur significant research and development and other expenses related to our operations. For the nine months ended September 30, 2020, our net loss was $64.6 million. As of September 30, 2020, we had an accumulated deficit of $263.5 million. We do not expect to generate revenue from sales of any products for the foreseeable future, if at all.
We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we:
•continue the ongoing trials for EDP1815 and EDP1503;
•initiate additional clinical trials for EDP1815, EDP1867, EDP2939 and EDP1908;
•initiate or advance the clinical development of any additional product candidates;
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

In June 2020, we sold 13,800,000 shares of our common stock in an underwritten public offering at a public offering price of $3.75 per share, for gross proceeds of $51.8 million and net proceeds of $48.4 million, after deducting underwriting discounts and commission and other offering expenses payable by us.

On July 14, 2020, we drew down the second tranche of $10.0 million available under the 2019 Credit Facility with K2HV.
As of September 30, 2020, our principal source of liquidity is cash and cash equivalents, which totaled approximately $81.6 million. We expect that our existing cash and cash equivalents will enable us to fund our planned operating expenses and capital expenditure requirements into the beginning of the third quarter of 2021. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources."

Based on our current operating plan, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the unaudited condensed consolidated financial statements appearing within this Quarterly Report on Form 10-Q without raising additional capital. To finance our operations beyond that point, we will need to raise additional capital. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020 were issued. As such, we plan to seek to raise capital from time to time through future equity financings, debt financings or partnerships to fund our future operations and remain as a going concern. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. See Note 1 of the notes to our unaudited condensed consolidated condensed financial statements in this Quarterly Report on Form 10-Q for additional information on our assessment.

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
We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized, when there is no alternative future use for the research and development. The capitalized amounts are expensed as the related goods are delivered or the services are performed.
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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we continue to implement our business strategy, continue our ongoing clinical trials for our product candidates, including EDP1815 and EDP1503, initiate additional clinical trials, including EDP1867, continue to discover and develop additional product candidates, seek regulatory approvals for any products that successfully complete clinical trials, build manufacturing capabilities, hire additional research and development personnel, and expand into additional therapeutic areas.
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
•our successful enrollment and completion of clinical trials;
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
•our ability to establish and maintain agreements with CMOs and other entities for clinical trial supply and future commercial supply, if our product candidates are approved;
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

General and Administrative Expenses
General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate and business development, and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; other professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; administrative travel expenses; and facility-related expenses, which include depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.
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
Interest Income (Expense), Net
Interest income (expense), net primarily consists of interest earned on our cash, cash equivalents balances offset by interest expense incurred on our debt. During each of the three and nine months ended September 30, 2020 and 2019, interest income (expense), net consisted primarily of interest earned on institutional money market instruments and U.S. treasury securities offset by interest at the stated rate on borrowings under our loan and security agreements and amortization of deferred financing costs and interest expense related to the accretion of debt discount.
Other Income (expense), Net
Other income, net for the three and nine months ended September 30, 2020 primarily consists of foreign currency gains and government grants related to our operations in the United Kingdom.
Income Taxes
Income tax expense for the three and nine months ended September 30, 2020 reflects the provision for income taxes at our wholly owned UK subsidiary.
Since our inception in 2014, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019
The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Operating expenses:
Research and development	$14,910	$15,610	$(700)
General and administrative	5,272	5,886	(614)
Total operating expenses	20,182	21,496	(1,314)
Loss from operations	(20,182)	(21,496)	1,314
Other (expense) income:
Interest (expense) income, net	(713)	81	(794)
Other income (expense), net	39	(218)	257
Other (expense) income, net	(674)	(137)	(537)
Loss before income taxes	(20,856)	(21,633)	777
Income tax expense	(67)	—	(67)
Net loss	$(20,923)	$(21,633)	$710
Research and Development Expenses (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Platform expenses	$2,591	$4,182	$(1,591)
Inflammation programs	5,883	5,039	844
Oncology programs	983	1,697	(714)
Research and development personnel costs (including stock-based compensation)	5,453	4,692	761
Total research and development expenses	$14,910	$15,610	$(700)

Research and development expenses were $14.9 million for the three months ended September 30, 2020, compared to $15.6 million for the three months ended September 30, 2019. The decrease of $0.7 million was due to a $1.6 million decrease in our platform expenses and a $0.7 million decrease in our oncology programs primarily related to clinical trial recruitment delays, lower lab costs and fewer research and development related activities due to the COVID-19 pandemic. These decreases were partially offset by a $0.8 million increase in our inflammation programs due to EDP1815 progression to a Phase 2 trial, additional COVID-19 trials and EDP1815 Phase 1b trials, and costs incurred in clinical manufacturing to enable the EDP1867 Phase 1 clinical trial, partially offset by the closeout of the EDP1066 program. The $0.8 million increase in personnel related costs is primarily due to headcount increases in clinical development, technical operations and platform organization, which is in line with our strategy to maximize the potential of our platform. Overall, we expect that our research and development expenses will increase in the foreseeable future as we continue clinical trials for our product candidates, including EDP1815, EDP1503 and EDP1867, initiate new clinical trials, continue discovery and development efforts for additional product candidates, hire additional research and development personnel, seek to increase manufacturing capabilities and possibly expand into additional therapeutic areas.

General and Administrative Expenses (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
General and administrative personnel costs (including stock-based compensation)	$2,798	$3,154	$(356)
Professional fees	1,254	1,682	(428)
Facility costs, office expense and other	1,220	1,050	170
Total general and administrative expenses	$5,272	$5,886	$(614)

General and administrative expenses were $5.3 million for the three months ended September 30, 2020, compared to $5.9 million for the three months ended September 30, 2019. The decrease of $0.6 million is due to lower personnel costs of $0.4 million associated with temporarily lower general and administrative headcount and lower professional fees of $0.4 million. These decreases were partially offset by a $0.2 million increase in facility and office costs due to the impact of the COVID-19 pandemic. We expect general and administrative expenses to increase as we hire personnel to fill open positions and incur professional expenses in support of the continued growth of the Company.
Other Income (Expense), Net

Other expense, net for the three months ended September 30, 2020 was $0.7 million compared to $0.1 million for the three months ended September 30, 2019. The $0.6 million increase in other expenses was primarily driven by a decrease in interest income as a result of lower interest rates and lower cash and cash equivalent balance and an increase in interest expense as a result of a higher interest rate on a greater principal balance from the 2019 Credit Facility, partially offset by foreign currency gains and a grant related to our operations in the United Kingdom.
Net Loss
Net loss for the three months ended September 30, 2020 was $20.9 million, compared to $21.6 million for the three months ended September 30, 2019.
Comparison of the Nine months ended September 30, 2020 and 2019
The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Operating expenses:
Research and development	$47,503	$46,751	$752
General and administrative	16,185	16,936	(751)
Total operating expenses	63,688	63,687	1
Loss from operations	(63,688)	(63,687)	(1)
Other (expense) income:
Interest (expense) income, net	(1,353)	1,032	(2,385)
Other income	646	(218)	864
Other income, net	(707)	814	(1,521)
Loss before income taxes	(64,395)	(62,873)	(1,522)
Income tax expense	(221)	—	(221)
Net loss	$(64,616)	$(62,873)	$(1,743)

Research and Development Expenses (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Platform expenses	$8,840	$9,228	$(388)
Inflammation programs	18,153	17,191	962
Oncology programs	4,066	6,723	(2,657)
Research and development personnel costs (including stock-based compensation)	16,444	13,609	2,835
Total research and development expenses	$47,503	$46,751	$752

Research and development expenses were $47.5 million for the nine months ended September 30, 2020, compared to $46.8 million for the nine months ended September 30, 2019. The increase of $0.8 million was primarily drive by higher personnel costs of $2.8 million due to increases in clinical development and technical operations headcount and due to higher inflammation programs cost of $1.0 million resulting from the progression of EDP1815 to a Phase 2 trial and the addition of COVID-19 trials, and costs incurred in contract manufacturing to enable the EDP1867 Phase 1 clinical trial, partially offset by the closeout of the EDP1066 program. These increases were partially offset by a $2.7 million decrease in our oncology programs primarily related to the clinical trial stage and the impact of the COVID-19 on patient recruitment and a decrease of $0.4 million in platform expenses due to lower lab costs as a result of the impact of COVID-19 pandemic. Overall, we expect that our research and development expenses will continue to increase in the foreseeable future as we continue our clinical trials for our product candidates, including EDP1815, EDP1503 and EDP1867, initiate new clinical trials, continue discovery and development efforts for additional product candidates, hire additional research and development personnel and seek to increase manufacturing capabilities and possibly expand into additional therapeutic areas.
General and Administrative Expenses (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
General and administrative personnel costs (including stock-based compensation)	$8,704	$9,087	$(383)
Professional fees	4,032	4,524	(492)
Facility costs, office expense and other	3,449	3,325	124
Total general and administrative expenses	$16,185	$16,936	$(751)

General and administrative expenses were $16.2 million for the nine months ended September 30, 2020, compared to $16.9 million for the nine months ended September 30, 2019. The decrease of $0.8 million was primarily driven by lower personnel costs of $0.4 million due to temporarily lower general and administrative headcount, and lower professional fees of $0.5 million, partially offset by higher facility and office cost of $0.1 million due to the impact of the COVID-19 pandemic. We expect this decrease to be temporary and general and administrative expenses to increase due to higher personnel and related costs, professional, legal, and patent fees and consulting expenses in support of our continued growth.
Other Income (Expense), Net

Other expenses, net for the nine months ended September 30, 2020 was $0.7 million compared to income of $0.8 million for the nine months ended September 30, 2019. This $1.5 million decrease was primarily driven by a decrease in interest income as a result of lower interest rates and a lower cash and cash equivalent balance and an increase in interest expense as a result of a higher interest rate on a greater principal balance from the 2019 Credit Facility, partially offset by foreign currency gains and a grant related to our operations in the United Kingdom.
Net Loss
Net loss for the nine months ended September 30, 2020 was $64.6 million, compared to $62.9 million for the nine months ended September 30, 2019.

Liquidity and Capital Resources
We have incurred losses and generated negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $64.6 million and $62.9 million for the nine months ended September 30, 2020 and 2019, respectively. To date, we have financed our operations primarily with proceeds from public offerings of our common stock, sales of our convertible preferred stock to our equity investors and borrowings under our debt facilities. From our inception through September 30, 2020, we have received gross proceeds of $325.0 million from such transactions, including a net $30.0 million borrowed under our debt facilities. As of September 30, 2020, we had cash and cash equivalents of $81.6 million and an accumulated deficit of $263.5 million.
On May 11, 2018, we completed our IPO of 5,312,500 shares of common stock at a public offering price of $16.00 per share. The gross proceeds from the IPO were $85.0 million and the net proceeds were approximately $75.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.
On June 3, 2019, we entered into a sales agreement with Cowen and Company, LLC, as sales agent, pursuant to which we may, from time to time, issue and sell up to an aggregate of $50.0 million of our common stock in “at-the-market” offerings. As of September 30, 2020, no securities had been issued pursuant to the sales agreement.
In June 2020, we sold 13,800,000 shares of its common stock in an underwritten public offering at a public offering price of $3.75 per share, for gross proceeds of $51.8 million and net proceeds of $48.4 million, after deducting underwriting discounts and commission and other offering expenses payable by us.
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
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(54,110)	$(52,986)
Cash (used in) provided by investing activities	(906)	52,433
Cash provided by financing activities	58,763	4,763
Net increase in cash, cash equivalents and restricted cash	$3,747	$4,210
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2020 was $54.1 million driven primarily by our net loss of $64.6 million. This was partially offset by non-cash charges including stock-based compensation expense of $6.1 million, non-cash lease expense of $1.5 million, depreciation expense of $1.5 million and changes in components of working capital.
Net cash used in operating activities for the nine months ended September 30, 2019 was $53.0 million driven primarily by our net loss of $62.9 million. This was partially offset by non-cash charges including stock-based compensation expense of $6.2 million, depreciation expense of $1.3 million, and changes in components of working capital.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2020 was $0.9 million, driven by the net purchase of capital equipment totaling $0.9 million during the period.
Net cash provided by investing activities for the nine months ended September 30, 2019 was $52.4 million, primarily consisting of proceeds from maturity of investments totaling $55.0 million, which was partially offset by the purchase of capital equipment totaling $2.6 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2020 was $58.8 million, consisting of proceeds from the issuance of common stock, net of issuance costs totaling $48.4 million, proceeds from the issuance of long-term debt under our 2019 Credit Facility of $10.0 million and proceeds from the issuance of common stock under the ESPP and the exercise of stock options totaling $0.3 million.
Net cash provided by financing activities for the nine months ended September 30, 2019 was $4.8 million, primarily due to net proceeds from the issuance of long-term debt under our 2019 Credit Facility of $19.5 million and proceeds from the issuance of common stock in connection with the exercise of stock options totaling $0.3 million, partially offset by the repayment of our prior debt facility of $15.0 million.
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
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. These items, including accrued research and development expenses and stock-based compensation, are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.
Except as described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies during the three and nine months ended September 30, 2020 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K that was filed with the SEC on February 14, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Fluctuation Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2020, our cash and cash equivalents consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of cash and cash equivalents, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our cash and cash equivalents or on our financial position or results of operations.

As of September 30, 2020, we had $30.0 million outstanding under the 2019 Credit Facility. Amounts outstanding under the 2019 Credit Facility bear interest at a variable annual rate equal to the greater of (i) 8.65% and (ii) the prime rate plus 3.15%, thereby exposing us to interest rate risk. Based upon the prime rate at September 30, 2020 of 3.25% and considering the $30.0 million of borrowings described above, an immediate 10% change in the prime rate would have no impact on our interest to be paid annually and therefore would not have a material impact on our debt-related obligations, financial position or results of operations.
Foreign Currency Fluctuation Risk
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and are to be paid in foreign currencies.
Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation Fluctuation Risk
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2020, and 2019.
Item 4. Controls and Procedures.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2020.
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

As previously reported, the USPTO granted Genome & Co.'s petition to initiate a post-grant review of a patent issued to the University of Chicago, to which we have an exclusive license from the University of Chicago. In April 2020, the USPTO issued its decision in the post-grant review, finding unpatentable all of the current claims in the patent. In June 2020, the University of Chicago filed a re-issue application to seek narrowed claims. Importantly, the USPTO decision does not hinder our ability to continue developing our oncology or other product candidates. Under the terms of our license agreement, we have been responsible for reimbursing the University of Chicago for patent defense costs.
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
Since inception, we have incurred significant operating losses. Our net loss was $20.9 million and $64.6 million for the three and nine months ended September 30, 2020, and $85.5 million, $56.9 million, and $28.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of September 30, 2020, we had an accumulated deficit of $263.5 million. Through September 30, 2020, we have financed our operations through private placements of our preferred stock, borrowings under loan and security agreements and proceeds from equity offerings of our common stock. We have devoted substantially all of our financial resources and efforts to developing our platform, identifying potential product candidates and conducting preclinical and clinical trials. We are in the early stages of developing our product candidates, and we have not completed the development of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:
•seek to enhance our platform and discover and develop additional product candidates;
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
Because of the numerous risks and uncertainties associated with pharmaceutical product and biological product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the U.S. Food and Drug Administration (the “FDA”) or the European Medicines Agency (the “EMA”) or other regulatory authorities to perform preclinical studies or clinical trials in addition to those currently expected, or if there are any delays in completing our preclinical studies or clinical trials or the development of any of our product candidates, our expenses could increase and revenue could be further delayed.
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
•the cost of manufacturing clinical supplies of our product candidates, including EDP1815, EDP1503, EDP1867, EDP2939 and EDP1908;
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

Our 2019 Credit Facility with K2HV for $45.0 million is secured by a lien covering substantially all of our personal property, excluding intellectual property. Contemporaneous with the closing of the first tranche of funding under the 2019 Credit Facility, we repaid the entire $15.0 million loan balance outstanding under our prior loan and security agreement with Pacific Western Bank. As of September 30, 2020, the outstanding principal balance under the 2019 Credit Facility was $30.0 million, resulting from the closing of the first tranche of funding which occurred on July 19, 2019 and second tranche of funding which occurred on July 14, 2020. The 2019 Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries.
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
We may be forced to delay or reduce the scope of our development programs, reduce our research and development costs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of September 30, 2020, we had $81.6 million in cash and cash equivalents. Based on our available cash resources and based on our current operating plan, we believe we have sufficient cash and cash equivalents on hand to support current operations into the beginning of the third quarter of 2021. Due to the uncertainty related to the impact of COVID-19 and the nature of our business, substantial doubt exists about our ability to continue as a going concern for at least one year from the date of issuance of the unaudited condensed consolidated financial statements appearing within this Quarterly Report on Form 10-Q, without raising additional capital. Nevertheless, our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern.
Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates
We are very early in our development efforts and may not be successful in our efforts to use our platform to build a pipeline of product candidates and develop marketable drugs.

We are using our technology platform to harness the small intestinal axis, with an initial focus on developing therapies in immunology, specifically inflammatory diseases, and also oncology. While we believe our preclinical studies and clinical trials to date have validated our platform to a degree, we are at an early stage of development and our platform has not yet, and may never lead to, approvable or marketable products. We are developing these product candidates and additional product candidates that we intend to use to treat broader immunological diseases, respiratory diseases, neuro-inflammation and degeneration, liver diseases, type I diabetes, food allergy, neurobehavior, cardiovascular disease and diseases of metabolism. We may have problems applying our technologies to these other areas, and our new product candidates may not demonstrate a comparable ability in treating disease as our initial product candidates. Even if we are successful in identifying additional product candidates, they may not be suitable for clinical development as a result of our inability to manufacture more complex oral biologics, limited efficacy, unacceptable safety profiles or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. The success of our product candidates will depend on several factors, including the following:
•completion of preclinical studies and clinical trials with positive results;
•receipt of marketing approvals from applicable regulatory authorities;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•making arrangements with CMOs, or establishing our own, commercial manufacturing capabilities;
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

We believe our product candidates, including EDP1815, EDP1503, EDP1867, EDP2939 and EDP1908 work by modulating systemic responses via interactions with cells in the small intestine. Dosing to achieve sufficient exposure may require an inconvenient dosing regimen. Even with successful formulation and delivery to achieve proper exposure of our microbes to the small intestine, we may not get sufficient or even any activity at the site of disease. This may be because our understanding of the mechanisms of the small intestine do not work in humans the way we believe they do. Despite there being strong academic literature to support the concept and our observations in preclinical studies in mice, these principles and the ability to use pharmaceutical preparations derived from single strains of microbes to modulate the immune system and other systems has not yet been proven in humans.
Our product candidates are an unproven approach to therapeutic intervention.

All of our product candidates are based on targeting SINTAX. We have not, nor to our knowledge has any other company, received regulatory approval for an oral therapeutic based on this approach. We cannot be certain that our approach will lead to the development of approvable or marketable products. In addition, our product candidates may have different safety profiles and efficacy in various indications. Finally, the FDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of products based on singe strains of microbes, which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent commercialization of our product candidates.
Our platform relies on third parties for biological materials to expand our microbial library.
Our platform relies on third parties for biological materials, including human samples containing bacteria, to expand our microbial library. Some biological materials have not always met our expectations or requirements, and any disruption in the supply of these biological materials could materially adversely affect our business and ability to build our pipeline of product candidates. For example, if any supplied biological materials are contaminated, we would not be able to use such biological materials. Although we have quality control processes and screening procedures, biological materials are susceptible to damage and contamination. Improper storage of these materials, by us or any third-party suppliers, may require us to destroy some of our raw materials or products.

Even if our product candidates do not cause off target adverse events, there may be immunotoxicity associated with the fundamental pharmacology of our product candidates.

Our product candidates, including EDP1815, EDP1503, EDP1867, EDP2939 and EDP1908 are designed to work by modulating the immune system. While we have observed in preclinical studies that our product candidates have limited systemic exposure, the pharmacological immune effects we induce are systemic. Systemic immunomodulation from taking our product candidates could lead to immunotoxicity in patients, which may cause us or regulatory authorities to delay, limit or suspend clinical development. Other immunomodulatory agents have shown immunotoxicity. This includes immune suppressive agents, such as HUMIRA or REMICADE, which have shown an increased risk of infection or in rare instances certain types of blood cancer. In the case of immune activating agents, such as YERVOY, induction of adverse auto-immune events has been observed in some patients. Immunotoxicity in one program could cause regulators to view these adverse events as a class effect of our product candidates which may impact the timing of the development of our pipeline of potential product candidates. Even if the adverse events are manageable, the profile of the drug may be such that it limits or diminishes the possible number of patients who could receive our therapy.
Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, some of our product candidates may consist of live biological material that may remain viable in humans, which carries a risk of causing infections in patients. Some infections may require treatment with antibiotics to eliminate the bacteria. All our product candidates are screened for antibiotic sensitivity but it is possible that if antibiotic therapy does not eliminate the live biological material, a resistant version of our strain could remerge. These events, while unlikely, could cause a delay in our clinical development and/or could increase the regulatory standards for the entire class of our product candidates. In an instance where the infection risk of taking our product candidates is high, this may cause the benefit risk profile of therapy to be non-competitive in the market and may lead to discontinuation of development of the product.
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
Companies with microbiome products or differing microbial products may produce negative clinical data which will adversely affect public perception of our product candidates, and may negatively impact regulatory approval of, or demand for, our potential products.

Our product candidates are pharmaceutical compositions of commensal microbes. While we believe our approach is distinct from microbiome therapies, negative data from clinical trials using microbiome-based therapies (e.g., fecal transplant) and other microbial therapies could negatively impact the perception of the therapeutic use of microbial-based products. This could negatively impact our ability to enroll patients in clinical trials. The clinical and commercial success of our potential products will depend in part on the public and clinical communities’ acceptance of the use of therapeutic microbes. Moreover, our success depends upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

Adverse events in our preclinical studies or clinical trials or those of our competitors or of academic researchers utilizing therapeutic microbes, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for our product candidates that are approved, if any, and a decrease in demand for any such products.
Catastrophic loss of our master cell banks could significantly impair our ability to manufacture our product candidates.
Our product candidates require that we manufacture from master cell banks ("MCBs") of our microbial strains. There is a possibility of a catastrophic failure or destruction of our MCBs. This could make it impossible for us to continue to manufacture a specific product. Recreating and recertifying our MCBs is possible but not certain and could put at risk the supply of our product candidates for preclinical studies or clinical trials or any products, if approved, to our customers.
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
In December 2019, a novel strain of coronavirus, which causes COVID-19, was reported to have surfaced in Wuhan, China. Since then, the coronavirus has spread to multiple countries, including the United States and the United Kingdom, where we have planned or ongoing preclinical studies and clinical trials. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The pandemic and government measures taken in response have had and continue to have a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have adopted and continue to employ several temporary business practices, including telecommuting and staggered work shifts in our laboratories, to protect our employees while continuing business operations. In addition, due to the COVID-19 pandemic, enrollment of new patients into, and the retention of existing patients in, our on-going clinical trials have been and continue to be impacted, due primarily to lower patient participation. As a result of the COVID-19 pandemic, we may continue to experience disruptions and face new disruptions that could severely impact our business, preclinical studies and clinical trials, and finances including:
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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive and may take many years. The scope and amount of clinical data required to obtain marketing approvals can vary substantially from jurisdiction to jurisdiction, and it may be difficult to predict whether a particular regulatory body will require additional or different clinical trials than those conducted by a sponsor, especially for novel product candidates such as our product candidates. The FDA, EMA or other foreign regulatory authorities may delay, limit, or deny the approval of our product candidates for many reasons, including: our inability to demonstrate that the clinical benefits of our product candidates outweigh any safety or other perceived risks; the regulatory authority’s disagreement with the interpretation of data from nonclinical or clinical studies; the regulatory agency’s requirement that we conduct additional preclinical studies and clinical trials; changes in marketing approval policies during the development period; changes in or the enactment of additional statutes or regulations, or changes in regulatory review process for each submitted product application; or the regulatory authority’s failure to approve the manufacturing processes or third-party manufacturers with which we contract. Regulatory authorities have substantial discretion in the approval process and may refuse to accept a marketing application as deficient. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. Of the large number of drugs in development, only a small percentage successfully complete the FDA, EMA or other regulatory approval processes and are commercialized.
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

The development of SINTAX medicines and their interactions with cells in the small intestine is an emerging field, and it is possible that the FDA, EMA or other regulatory authorities could issue regulations or new policies in the future affecting our product candidates.
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
We rely, and expect to continue to rely, on third parties, such as CROs, clinical data management organizations, medical institutions, clinical investigators and potential pharmaceutical partners, to conduct and manage our clinical trials.
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
Our patent portfolio is in the early stages of prosecution. We currently have eleven issued U.S. patents. Although we have numerous patent applications pending, substantive prosecution has begun in only a small number of those applications. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to compositions of certain bacterial populations. Any claims that are issued may provide coverage for such compositions and/or their use. However, such claims would not prevent a third party from commercializing alternative compositions that do not include the bacterial populations claimed in pending applications, potential applications or patents that have or may issue. There can be no assurance that any such alternative composition will not be equally effective. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.
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
Based on the number of shares of common stock outstanding as of September 30, 2020, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, shares representing approximately 67% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership control may have the effect of delaying, deferring or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
We are an "emerging growth company" as that term is used in the JOBS Act and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering of our common stock, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
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
As of December 31, 2019, we had federal and state NOLs of $96.1 million and $90.4 million, respectively. The federal NOLs includes $49.9 million that will begin to expire at various dates through 2037 and $46.2 million that will carry forward indefinitely. The state NOLs will begin to expire at various dates through 2039. As of December 31, 2019, we also had federal research and development tax credit carryforwards of $3.4 million and state research and development tax credit carryforwards of $1.9 million, which begin to expire in 2034. A portion of these NOLs and the tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change NOLs or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. The reduction of the corporate tax rate under the TCJA may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Furthermore, under the TCJA, although the treatment of NOLs generated before December 31, 2017 has generally not changed, NOLs generated in calendar year 2018 and beyond will not be subject to expiration but will only be able to offset 80% of taxable income. This change may require us to pay federal income taxes even if we have NOLs that could otherwise offset our taxable income.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Evelo Biosciences, Inc.	8-K	001-38473	3.1	5/11/2018
3.2	Amended and Restated Bylaws of Evelo Biosciences, Inc.	8-K	001-38473	3.2	5/11/2018
10.1	Third Amendment to Loan and Security Agreement dated as of July 8, 2020 by and among Evelo Biosciences, Inc., the lenders party thereto and K2 HealthVentures LLC, as administrative agent for such lenders.	10-Q	001-38473	10.2	7/31/2020
10.2	Letter Agreement, dated September 16, 2019, between Evelo Biosciences, Inc. and David R. Epstein, as amended.					*
10.3	Consulting Agreement, dated September 16, 2019, between Evelo Biosciences, Inc. and David R. Epstein, as amended.					*
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

EVELO BIOSCIENCES, INC.

Date: October 30, 2020	By:	/s/ Balkrishan (Simba) Gill, Ph.D.
Balkrishan (Simba) Gill, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: October 30, 2020	By:	/s/ Xiaoli (Jacqueline) Liu
Xiaoli (Jacqueline) Liu
VP of Finance and Controller
(Principal Accounting Officer)