Form 10-K
period 2020-12-31
Evelo Biosciences, Inc.
filed 2021-03-09
CIK 1694665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
For the Fiscal Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐    No  ☒
The aggregate market value of the registrant's the voting and non-voting common stock held by non-affiliates was approximately $112.8 million based on the closing price of the registrant’s common stock on June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter.  The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant.  This determination of affiliate status is not a determination for other purposes.
As of March 5, 2021, there were 53,334,947 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•our estimates regarding our expenses, future revenues, anticipated future capital requirements and our need to raise additional funds;
•our ability to build a pipeline of product candidates and develop and commercialize drugs;
•our unproven approach to therapeutic intervention;
•our ability to enroll patients and volunteers in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;
•the timing, progress and receipt of data from our ongoing and planned clinical trials and the potential use of those candidates to treat various indications;
•our ability to establish our own manufacturing facilities and to receive or manufacture sufficient quantities of our product candidates;
•our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•our ability to protect and enforce our intellectual property rights;
•federal, state, and foreign regulatory requirements, including the U.S. Food and Drug Administration (the "FDA") regulation of our product candidates;
•the timing of clinical trials and the likelihood of regulatory filings and approvals;
•our ability to obtain and retain key executives and attract and retain qualified personnel;
•our ability to successfully manage our growth; and
•developments relating to our competitors and our industry.
Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in “Summary Risk Factors” and Part I, Item 1A. “Risk Factors,” below and the reasons described elsewhere in this Annual Report on Form 10-K. Any forward-looking statement in this Annual Report on Form 10-K reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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
In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to “Evelo,” “the Company,” “we,” “us,” “our” and similar references refer to Evelo Biosciences, Inc. and its wholly owned subsidiaries. This Annual Report on Form 10-K also contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability. Moreover, our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

•We will need additional funding in order to complete development of our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or discontinue our product development programs or commercialization efforts.

•Our product candidates are based on targeting SINTAX™, the small intestinal axis, which is an unproven approach to therapeutic intervention

•We are dependent on the success of our product candidates. If the product candidates do not successfully complete clinical development or receive regulatory approval, our business may be harmed.

•The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements of the United States and internationally. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our ability to generate revenue, our business and our results of operations.

•We rely, and will continue to rely, on third parties to conduct our clinical trials for our product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

•We do not have our own manufacturing capabilities and will rely on third parties to produce additional clinical supplies, if needed, and commercial supplies of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

•If we are unable to establish our own sales, marketing and distribution capabilities, or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved, and we may not be able to generate any revenue.

•The successful commercialization of our product candidates will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

•We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.

•Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue clinical trials, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

•If we are unable to adequately protect our proprietary technology, or obtain and maintain issued patents which are sufficient to protect our product candidates, other companies could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

•The COVID-19 pandemic has adversely impacted and may continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition.

ii

PART I
Item 1. Business
Overview

Evelo Biosciences is discovering and developing a new class of orally delivered investigational medicines that are intended to act on cells in the small intestine to produce therapeutic effects throughout the body. The target cells in the small intestine play a central role in governing human immune, metabolic and neurologic systems. We refer to this biology as the small intestinal axis, or SINTAX™. We have built a platform to discover and develop novel oral medicines which target the small intestinal axis. By harnessing the small intestinal axis, we have the potential to transform healthcare via medicines that have the potential to be effective, safe, convenient and affordable and to thereby treat patients at all stages of diseases and to treat patients globally.

Our first product candidates are orally delivered pharmaceutical preparations of naturally occurring, specific single strains of microbes. In preclinical models, our product candidates engaged immune cells in the small intestine and drove changes in systemic biology without any observed systemic exposure. We have observed in early clinical trials and preclinical studies that our approach led to modulated immune responses throughout the body by acting on the small intestinal axis. Our most advanced product candidate, EDP1815 is being developed for the treatment of inflammatory diseases and the hyperinflammatory response associated with COVID-19. Additional product candidates include EDP1867 and EDP2939 for the treatment of inflammatory disease and EDP1908 for the treatment of cancer.

Orally delivered SINTAX medicines have the potential to address patient needs at all stages of disease due to their potentially superior characteristics over current therapies:

•In preclinical models, our product candidates have acted through multiple clinically relevant and validated biological pathways. By acting on multiple pathways simultaneously, we believe our product candidates could impact disease in ways that are not possible with current single-target or dual-target therapies.

•Our data suggest that our product candidates for inflammatory diseases have the potential to resolve disease causing inflammation whilst preserving immunity, a significant potential benefit. Anti-inflammatory therapies often cause significant immune suppression.

•We believe our product candidates are likely to be well-tolerated as they are derived from naturally occurring, specific single commensal strains of human bacteria, have not shown systemic exposure in clinical trials, and have been cleared from the body with no colonization of the gut.

•Our products candidates are formulated as oral medicines, which many patients prefer over injectable biologics and burdensome application of topical drugs.

•We have developed robust manufacturing processes for our product candidates, allowing for large-scale production and the potential for global, room-temperature stable distribution of our product candidates at affordable prices.

•We believe our discovery and development of oral SINTAX medicines has the potential to be more efficient than other product classes such as cell therapy, monoclonal antibodies and small molecules. We believe that our product candidates will not require the lengthy target validation and compound discovery requirements of conventional drug discovery.

Our Strategy
Our goal is to create and develop a new class of therapies that has the potential to transform the treatment of a broad range of diseases by targeting SINTAX.
Key elements of our strategy:

•Explore the full potential of SINTAX to create an expansive and diversified product portfolio. We believe targeting SINTAX has applicability across a broad range of disease areas and we are committed to pursuing opportunities in which our platform has the potential to transform their treatment. Our initial focus is on inflammatory diseases and oncology. We intend to expand into other disease areas, such as autoimmune diseases, respiratory diseases, neuro-inflammation and degeneration, liver diseases, type I diabetes, food allergy, neurobehavior, cardiovascular disease and diseases of metabolism.

•Develop best-in-class therapies to improve outcomes across various stages of disease. We intend to develop best-in-class orally delivered therapies and explore the potential of SINTAX medicines across the full spectrum of disease severity, including in patients with mild and moderate forms of disease. We intend to pursue what we believe to be the inherent advantages of SINTAX medicines to enable use in all stages of disease.

•Advance and scale our SINTAX medicine platform. We plan to continue to invest in our platform, which integrates microbiology, immunology and computational biology capabilities. We intend to expand the diversity of our microbial library and enhance our proprietary in vitro and in vivo assays to optimize selection of our future product candidates. Our manufacturing processes are designed to ensure the quality and scalability of our product candidates. We plan to continue to invest in novel methods for process development, manufacturing and formulation for our SINTAX medicine. In the future, we intend to invest in commercial scale manufacturing. We plan to leverage the efficiency of our integrated capabilities to accelerate the clinical development of product candidates.

•Strengthen and expand our intellectual property to protect our platform and product candidates. We have exclusive rights to our technologies including issued composition of matter and method of use patents in the United States for some of our product candidates. We intend to pursue patent protection for our scientific innovations and to maintain a strong and broad estate of patents and trade secrets in the United States and other geographies.

•Collaborate to realize the potential of SINTAX medicines. We intend to continue to seek collaborations with academic groups, biotech and pharmaceutical companies to realize the value of our broad platform and extend the range of our development activities and disease areas in a timely and cost-effective manner. We plan to commercialize products in multiple geographies both on our own and with collaborators.

The Immune System and the Use of Immunotherapy in Disease

Immunology and Current Immunotherapy

The immune system consists of many different cell types that act together as a coordinated system constantly scanning for, identifying and responding to both human and microbial signals. Immune cells, including different types of T-cells, circulate throughout the body via the lymphatic system searching for signs of disease or infection. When this immune surveillance is functioning correctly, immune cells recognize and destroy both pathogens and cancer cells. However, when the immune system responds excessively, diseases such as psoriasis, rheumatoid arthritis, atopic dermatitis, asthma, inflammatory bowel disease and multiple sclerosis can result. Conversely, an inadequate immune system response may allow various types of cancer and infections to progress unchecked.

Advances in our understanding of how the immune system affects a broad spectrum of disease has resulted in the development of immunotherapies, which are medicines that reduce, suppress, elicit or amplify specific immune responses. Antibody-based immunotherapies for inflammatory diseases and oncology have fundamentally changed the treatment landscape for patients. For example, anti-TNFα antibodies are widely used to treat moderate to severe stages of many inflammatory diseases. In 2019, three of the fifteen top selling drugs worldwide were anti-TNFα antibodies, with HUMIRA alone generating worldwide annual net sales of $19.7 billion. In oncology, checkpoint inhibitor antibodies, including those targeting the programmed cell death protein/ligand 1, or PD-1/PD-L1 pathways, block the tumor’s ability to suppress the immune response. They have improved the treatment of many cancers and are expected as a class to reach peak annual net sales of $30 billion by 2025. While existing immunotherapies have been successful in treating inflammatory diseases and oncology, there remains a substantial unmet need for a majority of patients.

Emergence of a Broad New Opportunity in Immunotherapy

Until recently, immunotherapeutic approaches have largely ignored one of the body’s naturally-evolved routine immunological processes and its associated immune organ— the gut, and specifically the small intestine. Immunomodulation through the small intestine has the potential to address certain limitations of current immunotherapies by acting on multiple naturally evolved and clinically relevant pathways. We believe this novel approach presents advantages, including potentially minimizing adverse events, enhancing patient convenience and targeting multiple immune pathways simultaneously. We believe that a novel class of therapeutics with these attributes has the potential to be transformative in treating a broad range of immune-mediated diseases. Furthermore, we believe this approach could also expand the use of immunotherapies for the treatment of patients with earlier stages of disease.

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

Several of our academic collaborators have explored the functional consequences of the interactions between immune cells and single strains of microbes in the gut. Veena Taneja, Ph.D. and Joseph Murray M.D. of Mayo Clinic showed that an orally administered strain of Prevotella histicola modulated immune function in mouse models of rheumatoid arthritis and multiple sclerosis. In the field of immuno-oncology, Thomas Gajewski, M.D., Ph.D. and his group at the University of Chicago conducted an experiment in which a single strain of orally administered Bifidobacterium had equivalent activity to an anti-PD-L1 antibody and additive activity in combination in a mouse model of melanoma. We believe these and other examples from the academic literature support our theory that single strains of microbes can act on SINTAX to suppress or activate immune responses throughout the body. Our Phase 1b clinical data to date also support this theory.

SINTAX medicines as a Potential New Class of Oral Biologic Medicines

Our company was founded to discover and develop therapies that act on SINTAX. We aim to develop therapies based on our observations on the central role of the small intestine in modulating immune activity throughout the body and the equally important role of microbes as key modulators of SINTAX.

We have developed the tools to isolate, select, and develop specific microbes that have historically been difficult to identify, isolate and culture. This extends from microbial isolation to manufacturing. We have developed proprietary insights and tools that enhance our ability to produce pharmaceutical compositions of microbes at scale. This allows us to deliver potentially therapeutic doses of appropriately formulated strains.

We are developing SINTAX medicines- whole, inactivated microbes and bacterial extracellular vesicles ("EVs") to engage cells in the small intestine and drive changes in systemic biology by either downregulating or upregulating immune responses for the treatment of disease. SINTAX medicines are orally delivered pharmaceutical compositions of specific strains of microbes or EVs from specific strains of microbes.

We believe key features and advantages of our SINTAX medicine candidates are:

•Single strain. Our product candidates are pharmaceutical compositions of single strains of microbes or EVs produced by single strains of microbes that we have selected for their specific immunomodulatory properties. We extensively characterize the ability of our product candidates to elicit a desired immunomodulatory effect.

•Orally administered formulation. We intend to deliver our initial product candidates orally in formulations designed for targeted release to specific regions within the small intestine. Patients typically prefer oral administration to intravenous infusion, subcutaneous injection, and topical administration, which we believe will facilitate the adoption of our SINTAX medicines, if approved.

•Limited systemic exposure. In preclinical studies, we observed that our product candidates had limited systemic exposure, that they cleared from the gut within 24 to 48 hours and that colonization was not required for beneficial activity. We believe that these factors suggest that SINTAX medicines may have limited systemic off-target side-effects. Our Phase 1b clinical data to date support this potential.

•Action on multiple clinically relevant and validated pathways. Our preclinical data have shown that SINTAX medicines may act simultaneously on multiple clinically relevant and validated biological pathways. The diseases we intend to treat are multifactorial, and we believe that our potential therapies will be advantageous over single-target treatments. Additionally, our data suggest that SINTAX medicines resolve inflammation whilst preserving immunity, a significant potential benefit compared to other anti-inflammatory therapies that often cause significant immune suppression.

Given these expected features, we believe that SINTAX medicines may have a number of advantages in comparison to other immunotherapies such as antibodies, cell therapies and small molecules.

SINTAX Medicine Platform

We have developed an integrated platform designed to identify individual strains of microbes capable of modulating the immune system by acting on SINTAX when administered at pharmacologically active doses and appropriately formulated. We use the process development and formulation capabilities of our platform to develop selected microbes as product candidates.

Our proprietary SINTAX platform is comprised of the following four key areas:
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

Product form. The activity of our SINTAX medicines observed in preclinical studies has been driven by engagement with and modification of immune cells in the small intestine. This activity has not been reliant on engraftment (or colonization) as we have observed that our SINTAX medicines passed through the gut and did not distribute around the body or engraft in the gut. Furthermore, this preclinical activity was observed to be independent of the ability of our SINTAX medicines to replicate. From this observation, we believe that activity of SINTAX medicines is likely driven by recognition of structural motifs on the surface of microbes or EVs by immune cells in the small intestine. Our candidate selection process may include an additional manufacturing step for our whole-microbe candidates to develop them as non-replicating product candidates, such as EDP1867. We are also developing reduced forms of our whole-microbe product candidates, or EVs, to target SINTAX. Preclinical studies suggest that this approach may further improve potency and activity and we anticipate the initiation of clinical development of EDP2939 and EDP1908, our initial EV product candidates, in 2022.

Formulation. In our first clinical trials, product candidates were formulated as capsules containing lyophilized powder for targeted release in the small intestine. We have continued to explore potency and dose as it relates to formulation and have developed manufacturing processes that increase the concentration of EDP1815. Additionally, we have developed a tablet formulation with the higher concentration of EDP1815, also for targeted release in the small intestine. We have tested capsules with the higher concentration in a human experimental model of inflammation and we intend to test capsules and tablets with the higher concentration of EDP1815 in patients in our on-going Phase 1b clinical trial during 2021. We are committed to continuously investing in formulation development to improve the potency and delivery of our product candidates and enhance their ability to target and act on SINTAX.
Process development and manufacturing. Process development and manufacturing are critical for the translation of SINTAX medicines into therapies. Our expertise and investments in laboratory and pilot scale development have allowed us to mitigate challenges inherent to manufacturing of SINTAX medicines at clinical scale.

Process development is integrated into our research activities, combining discovery and downstream development. We believe we have achieved control of quality, identity, purity, and potency throughout the process of strain selection, fermentation, EV purification, formulation, and pharmacology, with high yield. Importantly, we believe our manufacturing processes enable us to produce a drug substance that is pharmacologically active in the form of a lyophilized powder, which is suitable for production in accordance with cGMP regulations. For each of our clinical product candidates, we have observed therapeutic activity in lyophilized powder form and in compressed tablet form in relevant preclinical mouse models and, in the case of EDP1815, in clinical studies using lyophilized powder in capsules.

We have been able to manufacture SINTAX medicines in a relatively short timeframe compared to other biologic therapies, which we believe may accelerate our speed into the clinic. Additionally, we believe that we may be able to cost-effectively manufacture SINTAX medicines.

Product Development Strategy and Portfolio
We are advancing SINTAX medicines to potentially treat a spectrum of immune-mediated diseases with an initial focus on inflammatory diseases and oncology. We expect our initial clinical trials for our product candidates to provide information on safety, tolerability, pharmacodynamic responses and biomarkers of immune response in multiple indications with different pathologies and sites of disease. This may allow for expansion into a broad range of clinical indications, which could enable us to capture the breadth of clinical value.

Beyond our first wave of product candidates in inflammatory diseases and oncology, we are continuing to invest in the discovery of new candidates to build a deep pipeline across a wide range of diseases, including in neuroinflammation and metabolism, and tissue types to leverage the broad potential of our platform. We also intend to opportunistically collaborate to expand indications and accelerate development of programs where collaborators can contribute further disease-specific expertise to our platform.

In addition to product candidates based on whole, inactivated microbes, which include EDP1815 and EDP1867, we continue to advance the development of orally delivered EVs. EVs are lipoprotein nanoparticles naturally produced by some bacteria. EVs have the potential to enable increased target engagement driven by their small size as they are approximately 1/1,000th the volume of whole microbes. We have nominated two EV clinical candidates, EDP2939 and EDP1908 for the treatment of inflammatory diseases and cancer respectively and anticipate first-in-human studies of this new product form in 2022.

Our ongoing and planned clinical trials for our current product candidates are illustrated below.
Notes:
1 The Phase 2/3 TACTIC-E study is an investigator-sponsored study being conducted by Cambridge University Hospitals NHS Foundation Trust
2 The Phase 2 trial is in collaboration with Rutgers University and Robert Wood Johnson University Hospital
3 Evelo is conducting Phase 1b studies on increased concentration and tablet formulations of EDP1815

Inflammatory Diseases Portfolio

We have three candidates in development for inflammatory diseases. EDP1815 is a whole-microbe product candidate currently in a Phase 2 trial for the treatment of psoriasis, with plans underway for an additional Phase 2 trial in atopic dermatitis, following positive Phase 1b data announced in December 2020 and January 2021. Additionally, we advanced EDP1867, an inactivated, whole-microbe product candidate, into a Phase 1b study in February 2021 in patients with atopic dermatitis. EDP2939 is our first product candidate based on EVs, and we anticipate initiation of clinical development of this product candidate in 2022.

EDP1815

EDP1815 is an investigational oral biologic being developed for the treatment of inflammatory diseases. It is a single strain of Prevotella histicola, selected for its specific pharmacology.

Human Experimental Model of Inflammation

In addition to testing our product candidates in patients with inflammatory disease, we also have employed a human experimental model of inflammation in healthy volunteers. This model is very similar in design to a standard preclinical model of T cell driven inflammation. We have recently used this model to test two different concentrations of EDP1815 to investigate the relative effectiveness of the different concentrations. A total of 32 volunteers were enrolled into the trial and treated with either EDP1815 (n=12 per formulation) or placebo (n=4 per formulation) daily for 28 days. The participants were immunized with an antigen used in preclinical inflammation experiments. After 28 days of daily oral dosing with EDP1815 or placebo, the participants were given a skin challenge with the same antigen, which causes measurable skin inflammation a day later. Inflammation was determined by measuring five parameters in the skin at the challenge site.

The increased concentration of drug results from improvements made in the commercial-scale manufacturing process, referred to as A2. This is the same active drug at four times the concentration compared to a prior manufacturing process, referred to as A'. Twelve participants were dosed with A’ EDP1815. Another 12 participants were given the higher concentration A2 EDP185. Eight participants who received a placebo were divided between the two treatment groups. The results are in the figure below.

A2 EDP1815 is more effective than A’ at same total dose in human experimental model of inflammation

The higher concentration A2, given in fewer capsules, resulted in numerically superior reductions across the full range of skin scores compared to A’ and placebo. A2 and A’ were given at the same total daily dose of drug. These results are consistent with preclinical data that showed increased drug concentration resulted in increased activity. This is a key advance in our understanding of how to get more benefit from SINTAX medicine candidates. We plan to evaluate tablets and capsules containing the higher concentration A2 EDP1815 in patients with psoriasis in our on-going Phase 1b trial, and expect to report data in the third quarter of 2021. Results from the Phase 1b trial and our on-going Phase 2 trial in psoriasis will position us to go forward into Phase 3 trials with an optimized dose and formulation of EDP1815, which may further improve on the positive results already seen.

Psoriasis and atopic dermatitis

Phase 2 clinical trial in psoriasis

Based on previously reported positive clinical data in two cohorts of individuals with mild and moderate psoriasis in a Phase 1b clinical trial, we advanced EDP1815 into a Phase 2 dose ranging trial, evaluating three doses of A' EDP1815 in capsules versus placebo in approximately 225 individuals with mild and moderate psoriasis. The primary endpoint of the trial is the mean reduction in Psoriasis Area and Severity Index (“PASI”) score at 16 weeks. Other clinical measures of psoriasis are also being evaluated. We initiated the Phase 2 clinical trial in October 2020 and have completed enrollment and, therefore, now plan to report topline data for all patients in the study in the third quarter of 2021. Clinical data from this trial, if positive, may enable us to advance directly into Phase 3 registrational trials, subject to end of Phase 2 discussions with regulatory agencies.

We intend to evaluate EDP1815 in additional inflammatory disease indications, depending on the results from the Phase 2 trial. Potential indications include psoriatic arthritis, axial spondylarthritis and rheumatoid arthritis.

Phase 1b clinical trial in atopic dermatitis

In November 2018, we initiated our ongoing Phase 1b double-blind placebo-controlled dose-escalating safety and tolerability trial of EDP1815 in healthy volunteers and individuals with mild or moderate psoriasis or atopic dermatitis. The primary endpoint of the phase 1b trial is safety and tolerability.

In December 2020 and January 2021, we reported positive clinical data from our Phase 1b trial in a cohort of patients with mild and moderate atopic dermatitis (n=24), randomized 2:1 to receive EDP1815 in capsules or placebo for 56 days. EDP1815 was well-tolerated with no treatment-related adverse events of moderate or severe intensity, and no serious adverse events. Secondary endpoints included a range of established markers of clinical efficacy in atopic dermatitis, such the Eczema Area and Severity Index (“EASI”), the Investigator’s Global Assessment times body surface area (“IGA* BSA”), and the SCORing Atopic Dermatitis (“SCORAD”) scores.

Table 1

Clinical Measure	Treatment Difference between EDP1815 and Placebo Percentage Change at Day 56*
EASI	52% (p=0.062)
IGA*BSA	65% (p=0.022)
SCORAD	55% (p=0.043)
*Least Squares Mean Percentage Change From Baseline. Note that the Phase 1b trial was not powered to detect statistically significant outcomes on efficacy endpoints: p-values presented are nominal values presented for illustrative purposes only.

The data showed consistent improvements in percentage change from baseline compared to placebo for all three clinical scores: EASI, IGA*BSA, and SCORAD. In addition, 7 out of 16 (44%) patients treated with EDP1815 achieved an outcome of a 50% improvement from baseline in EASI score by day 70, compared with 0% in the placebo group, showing sustained improvement in those patients responding to EDP1815.

In addition to physician-reported clinical outcomes, this trial also assessed patient-reported outcomes. Treatment with EDP1815 resulted in clinically meaningful improvement in the Dermatology Life Quality Index (“DLQI”) and Patient-Oriented Eczema Measure (“POEM”). These patient-reported outcomes capture the important impact of the disease on patients, including the domains of itch and sleep, both of which saw improvements in patients receiving EDP1815 in the trial. All five measures of itch within the Pruritus-Numerical Rating Scale (“Pruritus-NRS”), SCORAD, POEM, and DLQI showed greater improvements in the treated group at day 56 compared with placebo. We believe these results provide further evidence that modulating SINTAX has the potential to drive significant clinical benefit without the need for systemic exposure.

Subject to regulatory approval, we anticipate initiation of a Phase 2 trial of EDP1815 in atopic dermatitis in the third quarter of 2021.

COVID-19

EDP1815 is being evaluated in two ongoing clinical studies for the treatment of hospitalized COVID-19 patients. The first is a Phase 2 double-blind, placebo-controlled clinical trial evaluating the safety and efficacy of EDP1815 for the treatment of individuals diagnosed with COVID-19 early in the course of their disease. The trial initially will evaluate 60 individuals to determine if early intervention with EDP1815 can prevent the progression of COVID-19 symptoms and the development of COVID-Related complications. Individuals who have presented at the emergency room within the last 36 hours and tested positive for SARS-CoV-2 are randomized 1:1 to receive the capsule formulation of EDP1815 or placebo for 14 days, along with the standard of care. The primary endpoint is reduced requirements for oxygen therapy, as measured by the ratio of oxygen saturation (SpO2) / fraction of inspired oxygen (FiO2). Key secondary endpoints include total symptom duration, progression along the World Health Organization (“WHO”) scale of disease severity, and mortality. The trial is being led by Reynold A. Panettieri, Jr., M.D., Vice Chancellor for Translational Medicine and Science at Rutgers Biomedical and Health Sciences and Professor of Medicine at Rutgers Robert Wood Johnson Medical School.

EDP1815 is also included as a treatment arm in the TACTIC-E clinical trial. TACTIC-E is a Phase 2/3 randomized trial, sponsored by Cambridge University Hospitals NHS Foundation Trust, that is expected to evaluate up to 469 patients per arm at Addenbrooke’s Hospital and other leading clinical centers in the United Kingdom and select international sites. The trial is investigating the safety and efficacy of certain experimental therapies in the prevention and treatment of life-threatening complications associated with COVID-19 in hospitalized individuals at early stages of the disease. The trial is enrolling individuals with COVID-19 who have identified risk factors for developing severe complications and are at risk of progression to the intensive care unit or death. The primary outcome measure of the trial is time to incidence (up to day 14) of any one of the following: death, mechanical ventilation, extracorporeal membrane oxygenation, cardiovascular organ support, renal failure, hemofiltration or dialysis. Secondary outcome measures include duration of stay in hospital, duration of oxygen therapy, changes in biomarkers associated with COVID-19 progression, and time to clinical improvement.

As a result of the varying infection rates and resulting hospitalizations that have occurred with the pandemic, we experienced slower than expected enrollment early on in both trials and now expect to report data from the clinical trial conducted at the Robert Wood Johnson University Hospital and interim safety data and futility analysis from TACTIC-E in the second quarter of 2021. In order to expedite patient recruitment and expand access to potential therapies for COVID-19, new trial sites have been opened for TACTIC-E, including in the United Kingdom and Mexico.

If EDP1815 is successfully developed and approved as a treatment for COVID-19, we believe that we could rapidly scale the manufacturing of EDP1815 to supply the drug at a reasonable cost. If approved and established as effective for early intervention, we expect that oral EDP1815 could also be useful in the outpatient setting to control the community impact of the COVID-19 pandemic. If the Phase 2 trials are successful in COVID-19, we plan to investigate EDP1815 as a potential therapy for other diseases, such as influenza infection, in which hyperinflammation and cytokine storm can play a key role.

EDP1867
EDP1867 is an inactivated investigational oral biologic being developed for the treatment of inflammatory diseases. EDP1867 was selected from a broad screen of single strains of microbes in in vitro cellular assays and in vivo models of inflammation. In preclinical studies EDP1867 was shown to resolve multiple pathways of inflammation. This observed activity suggests a number of possible initial clinical indications to pursue for EDP1867, including TH2-dependent inflammation, which underlies atopic diseases and a large spectrum of asthma. We initiated our first Phase 1b clinical trial of EDP1867 in healthy volunteers and patients with moderate atopic dermatitis in February of 2021 and expect to report interim data in the fourth quarter of 2021.

EDP2939
EDP2939 is an EV investigational oral biologic being developed for the treatment of inflammatory diseases. EDP2939 is the first EV product candidate we have nominated in our inflammation program and we anticipate initiation of clinical development in 2022.

Inflammation Preclinical Data

Each of our product candidates in our inflammation program have demonstrated the potential to simultaneously impact multiple pathways and associated cytokines in preclinical assays, suggesting that they may have broader applicability than individual cytokine-directed therapies. In addition, anti-inflammatory cytokines such as IL-10 and IL-27 can inhibit the production of pro-inflammatory cytokines. Certain of our product candidates induced increased production of IL-10 and IL-27 in preclinical assays. Importantly, pre-clinical experiments and human biomarker data from the EDP1815 Phase 1b clinical trial in patients with psoriasis, suggest that SINTAX medicines are inflammation resolving and are not immunosuppressive.

Inflammation Development Strategy

We selected mild-to-moderate psoriasis and atopic dermatitis, the most common type of eczema, as indications for first-in-human studies based upon our preclinical data, unmet need in large patient populations, the ease of access to patient tissue for biomarker analysis and the speed of clinical data readout. Patients with mild-to-moderate disease represent between 80% and 90% of the patient population, which is estimated to represent more than 25 million people in the United States. We believe these patients are underserved by current treatments, including topical steroids, which either inadequately control inflammation, are not safe for long-term use, or are inconvenient and burdensome in application, leading to poor adherence and reduced efficacy in a real-world setting. The majority of novel therapies, including next generation biologics targeting IL-17, IL-23 or IL4RA, two anti-inflammatory cytokines and a cytokine receptor, are only approved for patients with moderate-to-severe disease. Even in the moderate to severe setting, a large majority of eligible patients do not receive biologics. Many patients are uncomfortable with high-cost, injectable antibody therapies or with the toxicity concerns and monitoring requirements of systemic immunosuppressants. There is a large need across the spectrum of disease severity, and especially for midline, pre-biologic patients, for a safe and well-tolerated oral medicine that resolves the systemic inflammation that drives psoriasis and atopic dermatitis.

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

In preclinical mouse models, our inflammatory disease product candidates reduced systemic inflammation with equal or better activity than current standard of care therapies. We believe that this observation may translate to broad activity across a variety of inflammatory diseases. We have produced preclinical data in distinct mouse models that are representative of different biologies, suggesting that single SINTAX medicines may impact multiple immune pathways.

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

Oncology Portfolio

We are developing SINTAX medicines for the treatment of multiple cancer types.

EDP1908

In December 2020, we announced EDP1908 as our lead product candidate in oncology following presentation of preclinical data at the Society for Immunotherapy for Cancer meeting in November 2020. Preclinical data presented showed that orally administered EDP1908, an EV, resulted in superior tumor growth control versus either the parent microbial strain or anti-PD-1 therapy, with an observed dose-dependent reduction in tumor growth. We anticipate initiation of clinical development in 2022.

Preclinical data suggests that EDP1908 is active through different immune mechanisms beyond those targeted by checkpoint inhibitors, such as PD-1/PD-L1, or cytotoxic T-lymphocyte associated protein 4 inhibitors. Research suggests that checkpoint inhibition prevents the downregulation of the immune system induced by tumors. In preclinical models, we observed that EDP1908 stimulated upregulation of the immune response to tumors. Oral administration of EDP1908 in preclinical mouse models resulted in robust, dose-dependent anti-tumor activity superior to that of anti-PD-1 using different immune mechanisms. The effects were at least comparable to those reported in the literature for intratumorally administered immune stimulators.

We believe that EDP1908, and possibly additional EV product candidates, have the potential to broaden the base of cancer immunotherapy and augment current standard-of-care therapies. Treatment with EDP1908 in syngeneic mice suggested a variety of potential effects on innate and adaptive immunity, including activated IFNγ-positive cytolytic and helper lymphocytes, dendritic cells, and interferon gamma-induced protein 10 (IP-10) in the tumor microenvironment. Fluorescent biodistribution analysis showed that EDP1908 was not detected outside the gastrointestinal tract. These data suggest that EDP1908 activated innate immunity locally on host immune cells in the gut and triggered distal immune responses within the tumor microenvironment, with no apparent adverse safety or tolerability issues. We believe that oral administration of EDP1908 has the potential to offer an improved safety profile compared to systemically - or intratumorally-administered immunotherapy agents as well as broader potential for combination regimens with existing therapies.

Manufacturing

We have developed proprietary methods for the manufacture of pharmacologically active whole microbe and EVs that are scalable and transferable to cGMP manufacturing facilities. Microbes are isolated, grown and purified in a manner analogous to the manufacture of pharmaceutical drugs. The whole microbe and EV manufacturing process produces drug substance in a powder form that makes our product candidates suitable for oral administration, for instance in the form of a capsule, tablet or powder. Additionally, we believe we have established robust analytical methods to assess the identity, strength and purity of our product candidates. We expect that these controlled manufacturing processes and analytical methods will allow us to produce and release cGMP-compliant batches of material with consistent quality.

Our internal manufacturing capabilities include production of non-GMP materials for in vitro and in vivo preclinical assessment of product candidates. We currently use third-party contract manufacturing organizations (“CMOs”) for the production of materials for clinical studies. Our internal personnel have cGMP manufacturing experience to ensure efficient technology transfer and oversee the development and manufacturing activities conducted by our CMOs. Our agreements with CMOs include confidentiality and intellectual property provisions to protect our proprietary rights to our SINTAX medicine candidates.

We expect our CMOs to meet manufacturing requirements and drug supply required by our clinical studies. In some instances, we have reserved resources from CMOs for the development and manufacture of our product candidates for near-term clinical programs. We believe that these relationships are integral to ensuring reliable, high-quality drug supply for clinical development.

While we do not have a current need for commercial manufacturing capacity, we intend to evaluate both building internal capabilities and contracting with CMOs at the appropriate time. In anticipation of a possible near-term need for commercial supplies of EDP1815, we have established relationships with CMOs who have the capacity to rapidly scale the manufacturing of EDP1815.

Process development and manufacturing are critical for the development of whole microbe and EV product candidates. We believe our internal expertise and external partnerships have allowed us to address unique challenges associated with whole microbe and EV manufacturing. Some of these major challenges include limited prior know-how in the field for novel microbes, strict anaerobic growth conditions required by many commensal microbes and temperature and oxygen sensitivities that affect downstream processing.

Our proprietary methods for the manufacture of pharmacologically active SINTAX medicines address these three challenges. Many human commensals are strict anaerobes with no development precedent. Process development of commensal microbes requires strong technical expertise in microbiology and anaerobic fermentation. We are pioneering strict anaerobic bioprocessing technologies that can allow for rapid development of robust manufacturing processes. We continue to optimize processes across a wide range of parameters in fermentation and formulation.

Our manufacturing processes consist of drug substance and drug product manufacturing. We have established expertise across all aspects of drug substance manufacturing operations including cell banking, fermentation, cell separation and lyophilization. We have also advanced knowledge related to drug product manufacturing and our drug product has demonstrated stability under long-term storage conditions. We will continue to advance novel formulation technologies for enhanced delivery and activity in future trials.

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

Patent Portfolio

Our patent portfolio includes patent applications in varying stages of prosecution in the United States and selected jurisdictions outside of the United States. As of March 5, 2021, our patent portfolio consisted of twelve issued U.S. patents, one European patent, one Singaporean patent, and 51 patent families, which include composition, method of use, formulation, and manufacturing process claims. Additionally, a Notice of Allowance has been received for one application in the United States. Of the U.S. patents in our portfolio, seven are owned by us, and five are exclusively licensed from the Mayo Clinic Foundation for Medical Education and Research, an affiliate of Mayo Clinic, (the "Mayo Clinic"). The European patent is owned by us, and the Singaporean patent is exclusively licensed from the University of Chicago. Of the patent families in our portfolio, 49 are owned by us, one is exclusively licensed to us from the University of Chicago and one is exclusively licensed to us from the Mayo Clinic.

The patent portfolio includes patents and applications covering the following:

•Formulation platforms in which applications that issue as a patent are expected to expire in 2038 to 2041.

•Manufacturing platforms in which applications that issue as a patent are expected to expire in 2041.

•Modality platforms in which applications that issue as a patent are expected to expire in 2038 to 2041.

•Inflammation portfolio:

▪EDP1815, consisting of five issued U.S. patents in-licensed from the Mayo Clinic, covering compositions and methods of use (the patents from the Mayo Clinic are expected to expire in 2030) and ten patent families we own directed to compositions, methods of use, formulations and manufacturing processes. Any applications claiming priority to these applications we own that issue as patents are expected to expire in 2040 to 2041;

▪EDP1867, consisting of six patent families we own directed to compositions, methods of use and formulations. Any applications claiming priority to these applications that issue as patents are expected to expire in 2039 and 2041; and

▪EDP2939, consisting of two patent families we own directed to compositions and methods of use. Any applications claiming priority to these applications that issue as patents are expected to expire in 2038 and 2042.

•Oncology portfolio:

▪EDP1908, consisting of one patent family we own directed to compositions and methods of use. Any applications claiming priority to these applications that issue as patents are expected to expire in 2041.

▪An oral oncology platform exclusively licensed from the University of Chicago, consisting of 24 pending applications and one issued patent in Singapore. Patents in this family are expected to expire in 2036.

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

University of Chicago License Agreement

In March 2016, we entered into an exclusive license agreement with the University of Chicago. This agreement gives us an exclusive, worldwide, sublicensable license to patent rights related to administration of microbes to treat cancer. Under this agreement, we may make, have made, use, import, have sold, offer to sell, and sell microbial products to treat cancer in combination with checkpoint inhibitors. Many microbial genera are covered by these patent rights. In addition, we have a non-exclusive, worldwide license to use technical information disclosed to us by the University of Chicago for the development and commercialization of microbial products to treat cancer in combination with checkpoint inhibitors. Under this agreement, we must use commercially reasonable efforts to develop and market licensed products. Commercially reasonable efforts can be demonstrated by achieving specific milestones by specific dates.

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

Biose Committed Resource and Exclusivity Agreement

Effective February 2018, we entered into an exclusivity and commitment agreement with Biose Industrie ("Biose"). Under this agreement, Biose reserved manufacturing resources for the manufacture of our drug substance according to a specified schedule of manufacturing runs over a three-year period. We were required to pay Biose fees in the high five digits to low six digits for each run depending on the type of run being conducted. If we did not use committed manufacturing resources, we were required to pay Biose for these resources unless Biose was able to re-sell unused runs.

In addition to manufacturing resources, this agreement included exclusivity provisions, which ensured that we were Biose’s exclusive customer for the manufacture of certain microbial biotherapeutic products. We were required to pay annual fees in the mid six digits to Biose in consideration for these exclusivity provisions.

The term of the agreement was three years from the effective date. We had the right to terminate the agreement at any time with prior notice within a specified period to Biose, or if there was a change of control of Biose that adversely affected our interest. In the event that we terminated at will, we were obligated to pay Biose a mid-range percentage of the committed manufacturing resource fees for a specified period less than one year following the effective date of termination. In addition, both parties had the right to terminate if the other party materially breached the agreement and did not cure such breach within a specified period or if either party became bankrupt or insolvent, or was dissolved or liquidated. The agreement expired on February 15, 2021 in accordance with its terms.

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

Cambrex Master Services Agreement

In December 2020, we entered into a development and clinical master services agreement with Halo Pharmaceutical, Inc. d/b/a Cambrex Whippany (“Cambrex”). Pursuant to the agreement, Cambrex has agreed that it will perform manufacturing process development, manufacturing, packaging, related analytical and storage services for us, as mutually agreed by the parties from time to time in work orders. Under the terms of the agreement, we have agreed to pay service fees to Cambrex and to reimburse Cambrex for purchasing excipients, components, consumables, raw materials, packaging and other items necessary for Cambrex to perform the services, as mutually agreed in a work order. We will supply active pharmaceutical ingredients to Cambrex to enable it to perform the services.

At our request or upon expiration or termination of the agreement, Cambrex has agreed to provide technical assistance to us, at our cost, to implement the technology transfer of the manufacturing processes developed by Cambrex under the agreement to us and of related analytical testing methodologies to us or a third party designated by us.

Unless earlier terminated, the agreement will expire on the later of (i) five years from the effective date or (ii) six months after the expiration or termination of all work orders. We may terminate the agreement or any work order at any time upon 60 days or 5 business days, respectively, prior written notice to Cambrex. In addition, either party may terminate for an uncured material default or if the other party becomes bankrupt or insolvent.

The agreement contains customary representations, warranties and covenants by Evelo, indemnification obligations of Evelo and Cambrex, and other obligations of the parties.

Collaboration

Merck-MSD International GmbH

In November 2018, we entered into a clinical trial collaboration agreement with Merck under which we are sponsoring and conducting a clinical trial evaluating EDP1503 in combination with KEYTRUDA, Merck's anti-PD-1 therapy, in patients with advanced metastatic colorectal carcinoma, triple-negative breast cancer, and checkpoint inhibitor relapsed tumors. Under the agreement, we retain sole ownership of all rights to EDP1503, and there are no material financial terms or commitments required of either party.

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

In autoimmune or inflammatory diseases, we may be challenged by a wide range of competitors. In later, more severe stages of disease, the majority of competition will stem from companies marketing or developing injectable biologics and novel small molecule therapies, such as AbbVie Inc., Johnson & Johnson, Pfizer Inc, Novartis International A.G., Regeneron Pharmaceuticals, Inc. Sanofi S.A., Bristol-Myers Squibb, and Amgen Inc. Potentially competing mechanisms of action include TNF, IL-4, IL-17, IL-23, JAK, TYK2, and PDE4 inhibitors. Novel delivery of biologics, particularly via oral administration, and the entry of biosimilars will also add to competition within the therapeutic area. In more mild disease segments, we may face competition from companies marketing or developing topical formulations of small molecules for inflammatory skin diseases, including Pfizer Inc., Arcutis Biotherapeutics Inc., and Dermavant Sciences Ltd.

Significant competition exists in the immuno-oncology field, where we are developing product candidates. Although our SINTAX medicine approach is unique from most other existing or investigational therapies in immuno-oncology, we will need to compete with all currently or imminently available therapies within the indications where our development is focused. Although there is a wide range of potentially competitive mechanisms, possible synergies between these and SINTAX medicines will also be evaluated.

The main classes of immunotherapy that are available or are being evaluated by our competitors include:

•Checkpoint inhibitors: Agenus Inc., AstraZeneca plc, Bristol Myers Squibb, F. Hoffmann-La Roche A.G., Merck, Pfizer Inc., Regeneron Pharmaceuticals Inc.; and

•Cell therapy: Bristol Myers Squibb, Gilead Sciences, Inc., and Novartis International A.G.

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

The process required by the FDA before our biologic product candidates may be marketed in the United States generally involves the following:

•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s good laboratory practice ("GLP") requirements;

•submission to the FDA of an investigational new drug application ("IND") which must become effective before clinical trials in the United States may begin;

•approval by an institutional review board (“IRB”), or ethics committee at each clinical site before the clinical trial is commenced;

•performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the product candidate for each proposed indication, conducted in accordance with the FDA’s good clinical practice ("GCP") requirements;

•preparation and submission to the FDA of a BLA after completion of all pivotal trials;

•satisfactory completion of an FDA Advisory Committee review, if applicable;

•a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product candidate is produced to assess compliance with cGMP regulations, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with GCP; and

•FDA review and approval of the BLA prior to any commercial marketing, sale or shipment of the product.

Preclinical and Clinical Trials

Once a product candidate is identified for development, it enters the preclinical testing stage. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which must be conducted in accordance with GLP requirements. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational new drug to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND.

A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin. Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other clinical trials or animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol must be submitted to the FDA as part of the IND. An independent IRB for each investigator site proposing to participate in a clinical trial must also review and approve the clinical trial and its informed consent form before it can begin at that site, and the IRB must monitor the clinical trial until it is completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some clinical trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

For purposes of BLA approval, clinical trials are typically conducted in three sequential phases, which may overlap or be combined.

•Phase 1 - the investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These trials are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

•Phase 2 - the investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•Phase 3 - the investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling.

In some cases, the FDA may condition approval of a BLA on the sponsor’s agreement to conduct additional clinical trials to further assess the biologic’s safety and effectiveness after BLA approval. Such post-approval clinical trials are typically referred to as Phase 4 clinical trials. Concurrent with clinical trials, biotechnology companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the biologic and finalize a process for manufacturing the biologic in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

Once a BLA has been accepted for filing, by law the FDA, under the Prescription Drug User Fee Act, the FDA has a goal of reviewing BLAs within ten months of the 60-day filing date for standard review or six months for BLAs designated for priority review, but the overall timeframe is often extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether the biological product is safe, pure and potent and whether the facility or facilities in which it is manufactured meet standards designed to assure the product’s continued safety, purity and potency. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving a BLA, the FDA will inspect the facility or the facilities at which the biologic product is manufactured, and will not license the product unless cGMP compliance is satisfactory. The FDA may also inspect the sites at which the clinical trials were conducted to assess their compliance with GCP requirements, and will not license the biologic unless compliance with such requirements is satisfactory. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy (“REMS”), to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy implemented to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs and biologics to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions.

For example, a product candidate is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. Fast Track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed, meaning that the FDA may review portions of the marketing application before the sponsor submits the complete application, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

In addition, a product candidate may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

Any product candidate submitted to the FDA for approval, including a product candidate with Fast Track or Breakthrough Therapy designation, may also be eligible for additional FDA programs intended to expedite the review process, including Priority Review designation and Accelerated Approval. A BLA is eligible for Priority Review if the product candidate is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition.

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive Accelerated Approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing clinical trials or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Orphan drug designation and exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.

A designated orphan drug many not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

Any biologics manufactured or distributed pursuant to FDA approvals remain subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the product. Manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon BLA sponsors and their contract manufacturers. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•fines, warning letters, untitled letters or holds on post-approval clinical trials;

•refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;

•product seizure or detention, or refusal to permit the import or export of products;

•mandated modification of promotional materials and labeling and the issuance of corrective information;

•the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or

•injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the post-approval marketing and promotion of biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the internet and social media. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Physicians may prescribe legally available biologics for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.

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

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

In addition, a biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric clinical trial in accordance with an FDA-issued “Written Request” for such a trial. The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty.

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

Centralized procedure-Under the centralized procedure, following the opining of the European Medicines Agency (“EMA”) Committee for Medicinal Products for Human Use ("CHMP"), the European Commission issues a single marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EEA, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application (the "MAA") by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops.

National authorization procedures-There are also two other possible routes to authorize medicinal products in several countries, which are available for products that fall outside the scope of the centralized procedure:

•Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.

•Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, additional marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned recognize the validity of the original, national marketing authorization.

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

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on Good Clinical Practice and the related national implementing provisions of the individual European Union Member States govern the system for the approval of clinical trials in the European Union (the “EU”). Under this system, an applicant must obtain prior approval from the competent national authority of the Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier, or the Common Technical Document, with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual Member State and further detailed in applicable guidance documents.

In April 2014, a new Clinical Trials Regulation, (EU) No 536/2014, (the “Clinical Trials Regulation”) was adopted. The Clinical Trial Regulation is expected to enter into force by the end of 2021 but this could be delayed. The Clinical Trials Regulation is directly applicable in all the European Union Member States and will supersede the Clinical Trials Directive 2001/20/EC. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the "European Union portal"; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

Other Healthcare Laws

Pharmaceutical manufacturers are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, the U.S. federal anti-kickback, fraud and abuse, false claims, consumer fraud, pricing reporting, data privacy and security, and transparency laws and regulations related to payments and other transfer of value made to physicians and other healthcare providers, as well as similar state and foreign laws in the jurisdictions outside the U.S. Violation of any such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and imprisonment.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. By way of example, in 2017, Congress enacted the Tax Act, which eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which will remain in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, absent additional congressional action. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Research and Development
We have dedicated a significant portion of our resources to our efforts to develop our product candidates.  We incurred research and development expenses of $69.6 million and $63.1 million for the years ended December 31, 2020 and 2019 respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development in 2021 as we continue to advance our product candidates through clinical development.
Employees
As of March 5, 2021, we had 90 full-time employees, including 40 with M.D. or Ph.D. degrees. Of those full-time employees, 67 are engaged in research and development. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationships with our employees to be good.
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

Since inception, we have incurred significant operating losses. Our net loss was $93.7 million and $85.5 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $292.5 million. Through December 31, 2020, we have financed our operations through proceeds from equity offerings of our common stock, private placements of our preferred stock and borrowings under loan and security agreements. We have devoted substantially all of our financial resources and efforts to developing our platform, identifying potential product candidates and conducting preclinical and clinical trials. We are in the early stages of developing our product candidates, and we have not completed the development of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•seek to initiate more and larger clinical trials of our product candidates;

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

During the first quarter of 2021 we raised net proceeds of $82.2 million from the issuance of common stock exclusive of certain other fees payable by us. We expect that our existing cash and cash equivalents as of

December 31, 2020, together with the net proceeds raised in the first quarter of 2021 from the issuance of our common stock will enable us to fund our planned operating expenses and capital expenditure requirements into the third quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•the progress and results of any ongoing and future clinical trials;

•the cost of manufacturing clinical supplies of our product candidates, including EDP1815, EDP1867, EDP2939 and EDP1908;

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

Our loan and security agreement dated July 19, 2019 (as amended, the “2019 Credit Facility”) with K2 Health Ventures LLC ("K2HV") for $45.0 million is secured by a lien covering substantially all of our personal property, excluding intellectual property. Contemporaneous with the closing of the first tranche of funding under the 2019 Credit Facility, we repaid the entire $15.0 million loan balance outstanding under our prior loan and security agreement with Pacific Western Bank. As of December 31, 2020, the outstanding principal balance under the 2019 Credit Facility was $30.0 million, resulting from the closing of the first tranche of funding which occurred on July 19, 2019 and second tranche of funding which occurred on July 14, 2020. The third tranche expired on January 15, 2021. The 2019 Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries.

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

Our product candidates are designed to act on cells in the small intestine to produce systemic therapeutic effects with limited systemic exposure. This biological interaction between the small intestine and the rest of the body may not function in humans the way we have observed in mice and our drugs may not reproduce the systemic effects we have seen in preclinical data.

We believe our product candidates, including EDP1815, EDP1867, EDP2939 and EDP1908 have the potential to work by modulating systemic responses via interactions with cells in the small intestine. Dosing to achieve sufficient exposure may require an inconvenient dosing regimen. Even with successful formulation and delivery to achieve proper exposure of our microbes to the small intestine, we may not get sufficient or even any activity at the site of disease. This may be because our understanding of the mechanisms of the small intestine do not work in humans the way we believe they do. Despite there being strong academic literature to support the concept and our observations in preclinical studies in mice, these principles and the ability to use pharmaceutical preparations derived from single strains of microbes to modulate the immune system and other systems has not yet been proven in humans.

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

Our product candidates, including EDP1815, EDP1867, EDP2939 and EDP1908 are designed to work by modulating the immune system. While we have observed in preclinical studies that our product candidates have limited systemic exposure, the pharmacological immune effects we induce are systemic. Systemic immunomodulation from taking our product candidates could lead to immunotoxicity in patients, which may cause us or regulatory authorities to delay, limit or suspend clinical development. Other immunomodulatory agents have shown immunotoxicity. This includes immune suppressive agents, such as HUMIRA or REMICADE, which have shown an increased risk of infection or in rare instances certain types of blood cancer. In the case of immune activating agents, such as YERVOY, induction of adverse auto-immune events has been observed in some patients. Immunotoxicity in one program could cause regulators to view these adverse events as a class effect of our product candidates which may impact the timing of the development of our pipeline of potential product candidates. Even if the adverse events are manageable, the profile of the drug may be such that it limits or diminishes the possible number of patients who could receive our therapy.

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

In addition, it is possible that infections from our product candidates could be rare and not frequently observed in our clinical trials. In larger post marketing authorization trials, however, data could show that the infection risk, while small, does exist. If unacceptable side effects arise in the development of our product candidates, we, the FDA, EMA, EU Competent Authorities or comparable foreign regulatory authorities, the IRBs at the institutions in which our clinical trials are conducted, or ethics committees, or the data safety monitoring board could suspend or terminate our clinical trials or the FDA, EMA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

In addition, we cannot be certain as to the type and number of clinical trials the FDA will require us to conduct before we may successfully gain approval, referred to as licensure with respect to biological products in the United States, to market any of our product candidates. Requirements for us to conduct more clinical trials than we anticipate for a given product candidate could cause us to incur significant development costs, delay or prevent the commercialization of our products or otherwise adversely affect our business.

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

Further, conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

Our product development costs will increase if we experience delays in clinical testing or in obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States, such as the EMA. We are developing our product candidates, EDP1815 and EDP1867, to treat inflammatory diseases, beginning with psoriasis and atopic dermatitis. There are a limited number of patients from which to draw for clinical trials.

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

The COVID-19 pandemic has adversely impacted and may continue to adversely impact our business, including our preclinical studies and clinical trials, and finances.

In 2020, a strain of novel coronavirus disease, COVID-19, was declared a pandemic and spread across the world, including throughout the United States, Europe and Asia. The pandemic and government measures taken in response have had and continue to have a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have adopted and continue to employ several temporary business practices, including telecommuting and staggered work shifts in our laboratories, to protect our employees while continuing business operations. In addition, due to the COVID-19 pandemic, enrollment of new patients into, and the retention of existing patients in, our on-going clinical trials have been and continue to be impacted, due primarily to lower patient participation. As a result of the COVID-19 pandemic, we may continue to experience disruptions and face new disruptions that could severely impact our business, preclinical studies and clinical trials, and finances including:

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

•changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;

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

•risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

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

The COVID-19 pandemic continues to evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. While the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the COVID-19 pandemic could materially affect our business.

We may conduct clinical trials for our product candidates in sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.
We may in the future choose to conduct clinical trials outside the United States for our product candidates. Although the FDA may accept data from clinical trials conducted outside the United States not conducted under IND, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be conducted in accordance with GCP, and the FDA must also be able to validate the data from the study through an on-site inspection if necessary. In general, the patient population for any clinical trials conducted outside of the United States must be representative of the population for which we intend to seek approval for the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials of our product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States, by the EU legislative bodies, the EMA and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate in any jurisdiction will prevent us from commercializing the product candidate in that jurisdiction, and may affect our plans for commercialization in other jurisdictions as well. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties to assist us in this process.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors, physicians and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program, such as Medicare and Medicaid; a person or entity does not need to have actual knowledge of the statute or specific intent to violate the statute to have committed a violation;

•the false claims and civil monetary penalties laws, including the federal False Claims Act, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim or from knowingly or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Acts (the "TCJA") was enacted, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will affect the law or our business

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain.

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

Although we have numerous patent applications pending, we cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to compositions of certain bacterial populations. Any claims that are issued may provide coverage for such compositions and/or their use. However, such claims would not prevent a third party from commercializing alternative compositions that do not include the bacterial populations claimed in pending applications, potential applications or patents that have issued or may issue. There can be no assurance that any such alternative composition will not be equally effective. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

Moreover, other parties have developed or may develop technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming similar methods or by claiming subject matter that could dominate our patent position. In addition, the standards that the USPTO and other jurisdictions use to grant patents are not always applied predictably or uniformly and can change. Similarly, the ultimate degree of protection that will be afforded to biotechnology inventions, including ours, in the United States and other jurisdictions, remains uncertain and is dependent upon the scope of the protection decided upon by patent offices, courts, and lawmakers.

Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in any issued patents or pending patent applications, or that we were the first to file for patent protection of such inventions, nor can we know whether those from whom we may license patents were the first to make the inventions claimed or were the first to file. For these and other reasons, the issuance, scope, validity, enforceability and commercial value of our patent rights are subject to a level of uncertainty. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in the patent laws and/or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

We may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in derivation, reexamination, inter partes review, ex partes reexamination, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. For example, in February 2021, the European Patent Office informed us of a notice of opposition by a third party for a patent issued to us. The patent at issue does not relate to our current product candidates.

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

We have licensed certain intellectual property from the University of Chicago and Mayo Clinic. These agreements indicate that the rights licensed to us are subject to the obligations to and the rights of the U.S. government, including those set forth in the Bayh-Dole Act of 1980. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future therapeutics based on the licensed intellectual property. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or nonexclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations, also referred to as "march-in rights." While the U.S. government has sparingly used, and to our knowledge never successfully exercised, such march-in rights, any exercise of the march-in rights by the U.S. government could harm our competitive position, business, financial condition, results of operations and prospects. If the U.S. government exercises such march-in rights, we may receive compensation that is deemed reasonable by the U.S. government in its sole discretion, which may be less than what we might be able to obtain in the open market. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources.

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

Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. Patent reform legislation in the United States, including the Leahy-Smith America Invents Act (the" Leahy-Smith Act"), signed into law on September 16, 2011, could increase those uncertainties and costs. The Leahy-Smith Act included a number of significant changes to U.S. patent law. These included provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act transformed the U.S. patent system into a “first to file” system. The first-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.

In addition, recent United States Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. From time to time, the U.S. Supreme Court, other federal courts, the United States Congress, or the USPTO, may change the standards of patentability and any such changes could have a negative impact on our business. Additionally, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology.

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. For example, in Association for Molecular Pathology v. Myriad Genetics, Inc., the Supreme Court held that claims to isolated genomic DNA are not patentable, but claims to complementary DNA, or cDNA, molecules, which are not genomic sequences, may be patent eligible because they are not a natural product. The effect of the decision on patents for other isolated natural products is uncertain. Our current product candidates include natural products, therefore, this decision and its interpretation by the courts and the USPTO may impact prosecution, defense and enforcement of our patent portfolio. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Europe’s planned Unified Patent Court may particularly present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. While that new court is being implemented to provide more certainty and efficiency to patent enforcement throughout Europe, it will also provide our competitors with a new forum to use to centrally revoke our European patents. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by that court. We will have the right to opt our patents out of that system over the first seven years of the court, but doing so may preclude us from realizing the benefits of the new unified court.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, domain names or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

We will not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

Filing, prosecuting and defending patents on product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than in the United States, assuming that rights are obtained in the United States and assuming that rights are pursued outside the United States. The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications. For some of the patent families in our portfolio, including the families that may provide coverage for our lead product candidates, the relevant statutory deadlines have not yet expired. Therefore, for each of the patent families that we believe provide coverage for our lead product candidates, we will need to decide whether and where to pursue protection outside the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, even if we do elect to pursue patent rights outside the United States, we may not be able to obtain relevant claims and/or we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions.

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

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which is being applied provisionally from January 1, 2021 until it is ratified by the European Parliament and the Council of the European Union, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

These developments, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of common stock.

The uncertainty regarding new or modified arrangements between the United Kingdom and other countries following the withdrawal may have a material adverse effect on the movement of goods between the United Kingdom and members of the European Union and the United States, including the interruption of or delays in imports into the United Kingdom of goods originating within the European Union and exports from the United Kingdom of goods originating there. For example, shipments into the United Kingdom of drug substance manufactured for us in the European Union may be interrupted or delayed and thereby prevent or delay the manufacture in the United Kingdom of drug product. Similarly, shipments out of the United Kingdom of drug product to the United States or the European Union may be interrupted or delayed and thereby prevent or delay the delivery of drug product to clinical sites. Such a situation could hinder our ability to conduct current and planned clinical trials and have an adverse effect on our business.

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

Risks associated with data privacy issues, including evolving laws, regulations and associated compliance efforts, may adversely impact our business and financial results.

Legislation in various countries around the world with regard to cybersecurity, privacy and data protection is rapidly expanding and creating a complex compliance environment. We are subject to many federal, state, and foreign laws and regulations, including those related to privacy, rights of publicity, data protection, content regulation, intellectual property, health and safety, competition, protection of minors, consumer protection, employment, and taxation. By way of example, the General Data Protection Regulation (the “GDPR”), which became effective in May 2018, has caused more stringent data protection requirements in the EU and the EEA. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects how their personal data is to be used; imposes limitations on retention of personal data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are subject to the supervision of local data protection authorities in those EU jurisdictions where we have business operations or are otherwise subject to the GDPR. Certain breaches of the GDPR requirements could result in substantial fines, which can be up to four percent of worldwide revenue or 20 million Euros, whichever is greater. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, as well as potential civil claims, including class action type litigation where individuals suffered harm. Relatedly, following the United Kingdom’s withdrawal from the EEA and the EU, and the expiration of the transition period, from January 1, 2021, companies have to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. On January 1, 2021, the United Kingdom became a third country for the purposes of the GDPR. Similarly, California has enacted the California Consumer Privacy Act (the "CCPA"), which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, the California Privacy Rights Act (the “CPRA”) was recently enacted in California. The CPRA will impose additional data protection obligations on covered companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. The CCPA and CPRA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could seriously harm our business.

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

•speculative trading in and short sales of our stock, as well as trading phenomena such as the “short squeeze”;

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

Based on the number of shares of common stock outstanding as of December 31, 2020, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, shares representing approximately 65% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership control may have the effect of delaying, deferring or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

We are an "emerging growth company" as that term is used in the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”) and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering of our common stock, or December 31, 2023, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Our ability to use net operating losses and research and development tax credits to offset future taxable income or tax liabilities may be subject to certain limitations.

As of December 31, 2020, we had approximately $133.7 million and $129.4 million of Federal and state Net Operating Losses (“NOLs”), respectively. The Federal NOLs include $49.9 million which expire at various dates through 2037, and $83.8 million which carryforward indefinitely. The state NOLs expire at various dates through 2040. As of December 31, 2020, we had federal and state research credits of $5.0 million and $2.6 million, respectively, which expire at various dates through 2040. A portion of these NOLs and the tax credit carryforwards could expire unused and be unavailable to offset future income or tax liabilities, respectively. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change NOLs or tax credits to offset future taxable income or tax liabilities. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or tax credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or tax credits may also be impaired under state law. Our ability to utilize our NOLs or tax credits is also conditioned upon our attaining profitability and generating U.S. federal and state taxable income. We have incurred significant net losses since our inception; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or tax credits. Even if we were to generate net taxable income, the deductibility of federal NOLs generated after December 31, 2017 is limited to 80% of taxable income with respect to taxable years beginning after December 31, 2020. Accordingly, we may not be able to utilize a material portion of our NOLs or tax credits, and we may be required to pay U.S. federal income taxes due to the 80% limitation on deductibility of NOLs even if we have NOLs that are otherwise available for use.

General Risk Factors

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
Item 3. Legal Proceedings
From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claim or proceeding, regardless of the merits, is inherently uncertain. We are not subject to any material legal proceedings.

On February 12, 2021, the European Patent Office issued a Communication of a Notice of Opposition for European patent EP 3223834, which is held by us. We are currently evaluating the options available to us and deciding next steps with respect to this matter. The patent at issue does not relate to any of our current product candidates, and receipt of this communication and/or any subsequent proceeding is not expected to affect any of our current development plans.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common is traded on the Nasdaq Global Select Market under the symbol “EVLO.”

Holders of Record
As of March 5, 2021, there were approximately 31 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. Selected Financial Data
We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide this information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several important factors, including without limitation those set forth under “Summary Risk Factors” and Part I, Item1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should carefully read the “Risk Factors” section of this Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.” A discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, as well as a discussion of our 2018 fiscal year, specifically, has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview
We are discovering and developing a new class of oral biologics that are intended to act on cells in the small intestine to produce therapeutic effects throughout the body. The target cells in the small intestine play a central role in governing human immune, metabolic and neurological systems. We refer to this biology as the small intestinal axis, or SINTAXTM. We have built a platform to discover and develop novel oral medicines which target the small intestinal axis. By harnessing the small intestinal axis, we have the potential to transform healthcare via medicines that have the potential to be effective, safe, convenient and affordable and to thereby treat patients at all stages of diseases and to treat patients globally.
Our first product candidates are orally delivered pharmaceutical preparations of naturally occurring, specific single strains of microbes. In preclinical models, our product candidates engaged immune cells in the small intestine and drove changes in systemic biology without any observed systemic exposure. We have observed in early clinical trials and preclinical studies that our approach led to modulated immune responses throughout the body by acting on the small intestinal axis. Our most advanced product candidate, EDP1815 is being developed for the treatment of inflammatory diseases and the hyperinflammatory response associated with COVID-19. Additional product candidates include EDP1867 and EDP2939 for the treatment of inflammatory disease and EDP1908 for the treatment of cancer.

Impact of COVID-19

On March 11, 2020, the WHO declared the COVID-19 outbreak a pandemic. The outbreak has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business closures and curtailments, and school closures.

The COVID-19 pandemic has had, and for an extended period of time is expected to have, negative impacts on our operations and supply chain. Our ability to continue to operate without any significant negative impacts will, in part, depend on our ability to protect our employees and our supply chain. We have endeavored to follow recommended actions of government and health authorities to protect our employees with particular measures in place for those working in our laboratories, such as staggered work shifts and flexible schedules, and telecommuting for office workers. We are working with our CMOs to minimize delays and disruptions to scheduled manufacturing batch runs for our product candidates and to ensure conformity to product specifications.

The COVID-19 pandemic has impacted and continues to impact our enrollment of new patients into, and the retention of existing patients in, our ongoing clinical trials, due primarily to lower patient participation. The pandemic likely will impact enrollment and retention of patients in new and existing clinical trials. We continue to recruit individuals in line with the local and national guidelines of the clinical research sites. We are keeping in close contact with our CROs and clinical sites to provide support and guidance to ensure the safety of the patients in our clinical trials. We have prioritized our drug supply operations to secure the re-supply of patients currently enrolled in our clinical trials.

The extent to which the COVID-19 pandemic impacts our business and finances will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States, the United Kingdom and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, the United Kingdom and other countries to contain and treat the disease. See “Risk Factors — The COVID-19 pandemic has adversely impacted and may continue to adversely impact our business, including our preclinical studies and clinical trials and finances.” in Part I, Item 1A of this Annually Report on Form 10-K.

Clinical Programs

We are advancing SINTAX medicines to potentially treat a spectrum of immune mediated diseases with an initial focus on inflammatory diseases and oncology. The efficiency of our platform has, in a relatively short period of time, allowed us to advance multiple product candidates into clinical trials for a range of diseases.

EDP1815, a whole-microbe candidate for inflammatory diseases

EDP1815 is in clinical development for psoriasis, atopic dermatitis and COVID-19.

Psoriasis

Based on previously reported positive clinical data in two cohorts of individuals with mild and moderate psoriasis in a Phase 1b clinical trial, we have advanced EDP1815 into a Phase 2 dose ranging trial, evaluating three doses of A' EDP1815 in capsules versus placebo in approximately 225 individuals with mild and moderate psoriasis. The primary endpoint of the trial is the mean reduction in PASI score at 16 weeks. Other clinical measures of psoriasis are also being evaluated. We initiated the Phase 2 clinical trial in October 2020 and have completed enrollment and, therefore, now plan to report topline data in the third quarter of 2021. Clinical data from this trial, if positive, may enable us to advance directly into Phase 3 registrational trials, subject to end of Phase 2 discussions with regulatory agencies.

We intend to evaluate EDP1815 in additional inflammatory disease indications, depending on the results from the Phase 2 trial. Potential indications include psoriatic arthritis, axial spondylarthritis and rheumatoid arthritis.

Atopic Dermatitis

In November 2018, we initiated our ongoing Phase 1b double-blind placebo-controlled dose-escalating safety and tolerability trial of EDP1815 in healthy volunteers and individuals with mild and moderate psoriasis or atopic dermatitis. The primary endpoint of the phase 1b trial is safety and tolerability.

In December 2020 and January 2021, we reported positive clinical data from a cohort of patients with mild and moderate atopic dermatitis (n=24), randomized 2:1 to receive EDP1815 in capsules or placebo for 56 days. Atopic dermatitis is the most common type of eczema. EDP1815 was well-tolerated with no treatment-related adverse events of moderate or severe intensity, and no serious adverse events. Secondary endpoints included a range of established markers of clinical efficacy in atopic dermatitis, such EASI, IGA* BSA, and SCORAD scores.

The data showed consistent improvements in percentage change from baseline compared to placebo for all three clinical scores: EASI, IGA*BSA, and SCORAD. In addition, 7 out of 16 (44%) patients treated with EDP1815 achieved an outcome of a 50% improvement from baseline in EASI score by day 70, compared with 0% in the placebo group, showing sustained improvement in those patients responding to EDP1815.

In addition to physician-reported clinical outcomes, this trial also assessed patient-reported outcomes. Treatment with EDP1815 resulted in clinically meaningful improvement in the DLQI and POEM. These patient-reported outcomes capture the important impact of the disease on patients, including the domains of itch and sleep, both of which saw improvements in patients receiving EDP1815 in the trial. All five measures of itch within the Pruritus-NRS, SCORAD, POEM, and DLQI showed greater improvements in the treated group at day 56 compared with placebo. These results provide further evidence that modulating SINTAX can drive significant clinical benefit without the need for systemic exposure.

Subject to regulatory approval, we anticipate initiation of a Phase 2 trial of EDP1815 in atopic dermatitis in the third quarter of 2021.

COVID-19

EDP1815 is being evaluated in two ongoing clinical trials for the treatment of hospitalized COVID-19 patients. The first is a Phase 2 double-blind, placebo-controlled clinical trial evaluating the safety and efficacy of EDP1815 for the treatment of individuals diagnosed with COVID-19 early in the course of their disease. The clinical trial initially will evaluate 60 individuals to determine if early intervention with EDP1815 can prevent the progression of COVID-19 symptoms and the development of COVID-Related complications. Individuals who have presented at the emergency room within the last 36 hours and tested positive for SARS-CoV-2 are randomized 1:1 to receive the capsule formulation of EDP1815 targeted for release in the small intestine or placebo for 14 days, along with the standard of care. The primary endpoint is reduced requirements for oxygen therapy, as measured by the ratio of oxygen saturation (SpO2) / fraction of inspired oxygen (FiO2). Key secondary endpoints include total symptom duration, progression along the WHO scale of disease severity, and mortality. The trial is led by Reynold A. Panettieri, Jr., M.D., Vice Chancellor for Translational Medicine and Science at Rutgers Biomedical and Health Sciences and Professor of Medicine at Rutgers Robert Wood Johnson Medical School.

EDP1815 is also included as a treatment arm in the TACTIC-E clinical trial. TACTIC-E is a Phase 2/3 randomized trial, sponsored by Cambridge University Hospitals NHS Foundation Trust, that is expected to evaluate up to 469 patients per arm at Addenbrooke’s Hospital and other leading clinical centers in the United Kingdom and select international sites. The trial is investigating the safety and efficacy of certain experimental therapies in the prevention and treatment of life-threatening complications associated with COVID-19 in hospitalized individuals at early stages of the disease. The trial is enrolling individuals with COVID-19 who have identified risk factors for developing severe complications and are at risk of progression to the intensive care unit or death. The primary outcome measure of the trial is time to incidence (up to day 14) of any one of the following: death, mechanical ventilation, extracorporeal membrane oxygenation, cardiovascular organ support, renal failure, hemofiltration or dialysis. Secondary outcome measures include duration of stay in hospital, duration of oxygen therapy, changes in biomarkers associated with COVID-19 progression, and time to clinical improvement.

As a result of the varying infection rates and resulting hospitalizations that have occurred with the pandemic, we experienced slower than expected enrollment early on in both trials and now expect to report data from the clinical trial conducted at the Robert Wood Johnson University Hospital and interim safety data and futility analysis from TACTIC-E in the second quarter of 2021. In order to expedite patient recruitment and expand access to potential therapies for COVID-19, new trial sites have been opened for TACTIC-E, including in the United Kingdom and Mexico.

Human Experimental Model of Inflammation

In addition to testing our product candidates in patients with inflammatory disease, we also have employed a human experimental model of inflammation in healthy volunteers. This model is very similar in design to a standard preclinical model of T cell driven inflammation. We have recently used this model to test two different concentrations of EDP1815 to investigate the relative effectiveness of the different concentrations. A total of 32 volunteers were enrolled into the trial and treated with either EDP1815 (n=12 per formulation) or placebo (n=4 per formulation) daily for 28 days. The participants were immunized with an antigen used in preclinical inflammation experiments. After 28 days of daily oral dosing with EDP1815 or placebo, the participants were given a skin challenge with the same antigen, which causes measurable skin inflammation a day later. Inflammation was determined by measuring five parameters in the skin at the challenge site.

The increased concentration of drug results from improvements made in the commercial-scale manufacturing process, referred to as A2. This is the same active drug at four times the concentration compared to a prior manufacturing process, referred to as A'. Twelve participants were dosed with A’ EDP1815. Another 12 participants were given the higher concentration A2 EDP185. Eight participants who received a placebo were divided between the two treatment groups. The results are in the figure below.

A2 EDP1815 is more effective than A’ at same total dose in human experimental model of inflammation

The higher concentration A2, given in fewer capsules, resulted in numerically superior reductions across the full range of skin scores compared to A’ and placebo. A2 and A’ were given at the same total daily dose of drug. These results are consistent with preclinical data that showed increased drug concentration resulted in increased activity. This is a key advance in our understanding of how to get more benefit from SINTAX medicine candidates. We plan to evaluate tablets and capsules containing the higher concentration A2 EDP1815 in patients with psoriasis in our on-going Phase 1b trial, and expect to report data in the third quarter of 2021. Results from the Phase 1b trial and our on-going Phase 2 trial in psoriasis will position us to go forward into Phase 3 trials with an optimized dose and formulation of EDP1815, which may further improve on the positive results already seen.

EDP1867- a whole-microbe candidate for inflammatory diseases

EDP1867 is an inactivated investigational oral biologic being developed for the treatment of inflammatory diseases. EDP1867 was selected from a broad screen of single strains of microbes in in vitro cellular assays and in vivo models of inflammation. In preclinical studies EDP1867 was shown to resolve multiple pathways of inflammation. This observed activity suggests a number of possible initial clinical indications for EDP1867, including TH2-dependent inflammation which underlies atopic diseases and a large spectrum of asthma. We initiated our first Phase 1b clinical trial of EDP1867 in healthy volunteers and patients with moderate atopic dermatitis in February of 2021 and expect to report interim data in the fourth quarter of 2021.

EDP2939- an extracellular vesicle (EV) candidate for inflammatory diseases

EDP2939 is an EV investigational oral biologic being developed for the treatment of inflammatory diseases. EDP2939 is the first EV product candidate we have nominated in our inflammation program and we anticipate initiation of clinical development in 2022.

EDP1908- an EV candidate for oncology

In December 2020, we announced EDP1908 as our lead candidate in oncology following presentation of preclinical data at the Society for Immunotherapy for Cancer meeting in November 2020. Preclinical data presented showed that orally administered EDP1908, an EV, resulted in superior tumor growth control versus the parent microbial strain or anti-PD-1 therapy, with an observed dose-dependent reduction in tumor growth. We anticipate initiation of clinical development in 2022.

Financing
We were incorporated and commenced operations in 2014. Since our incorporation, we have devoted substantially all of our resources to developing our clinical and preclinical candidates, building our intellectual property portfolio and process development and manufacturing function, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily with proceeds from sales of common and convertible preferred stock to our equity investors and borrowings under loan and security agreements with financial institutions.
Through December 31, 2020, we have received gross proceeds of $332.0 million through the issuance of our common stock, convertible preferred stock and borrowings under our loan and security agreements.
On July 19, 2019 we entered into a loan and security agreement, as amended, with K2HV providing for up to $45.0 million in potential debt financing, the proceeds of which were used to prepay our entire existing outstanding loan balance, and additional amounts are intended for the advancement of our research and development activities related to our pipeline of oral biologics and for general corporate purposes. Under terms of the 2019 Credit Facility, the aggregate principal amount of $45.0 million was available in three tranches of term loans of $20.0 million, $10.0 million, and $15.0 million, respectively. At closing on July 19, 2019, we borrowed $20.0 million, representing the first tranche under the 2019 Credit Facility. On July 14, 2020, we drew down the second tranche of $10.0 million and availability of the third tranche expired on January 15, 2021. Interest on the outstanding loan balance accrues at a variable rate equal to the greater of (i) 8.65% and (ii) the prime rate as published in the Wall Street Journal, plus 3.15%. We are required to make monthly interest-only payments through February 2022. Subsequent to the interest-only period, we are required to make equal monthly principal payments plus any accrued interest until the loans mature in August 2024. Upon final payment or prepayment of the loans, we are required to pay a final payment equal to 4.3% of the loans borrowed.
In June 2020, we sold 13,800,000 shares of our common stock in an underwritten public offering at a public offering price of $3.75 per share, for gross proceeds of $51.8 million and net proceeds of $48.4 million, after deducting underwriting discounts and commission and other offering expenses payable by us.
For the year ended December 31, 2020, pursuant to the June 2019 sales agreement with Cowen and Company, LLC, we sold 1,232,131 shares of our common stock, in “at-the-market” offerings under a registration statement on Form S-3 that we previously filed with the SEC with offering prices ranging between $4.25 to $11.15 per share for gross proceeds of $6.8 million and net proceeds of $6.6 million, after deducting commission and other offering expenses payable by us. In January 2021, we issued 139,734 additional shares of our common stock with offering prices ranging between of $12.54 and $13.17 per share for gross proceeds of $1.8 million and net proceeds of $1.7 million, after deducting commission and other offering expenses payable by us.

On February 2, 2021, we sold 5,175,000 shares of our common stock in an underwritten public offering at a public offering price of $15.00 per share, including the underwriters' exercise of their option to purchase 675,000 shares to cover over-allotment, generating gross proceeds of $77.6 million and net proceeds of $73.0 million, after deducting underwriting discounts and commissions, exclusive of other offering expenses payable by us.
On January 28, 2021, we entered into a stock purchase agreement with ALJ Health Care & Life Sciences Company Limited ("ALJ"), pursuant to which on February 2, 2021, ALJ purchased $7.5 million of our common stock in a private placement at a purchase price of $15.00 per share. The sale of these 500,000 shares was not registered under the Securities Act.
We are a development stage company and have not generated any revenue. All of our product candidates are in early clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses and we continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2020 and 2019 our net loss was $93.7 million and $85.5 million, respectively. As of December 31, 2020, we had an accumulated deficit of $292.5 million. We do not expect to generate revenue from sales of any products for the foreseeable future, if at all.
We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we:
•continue the ongoing clinical trials for EDP1815 and EDP1867;
•initiate additional clinical trials for EDP1815;
•initiate or advance the clinical development of additional product candidates;
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
As of December 31, 2020, our principal source of liquidity is cash and cash equivalents, which totaled approximately $68.9 million. During the first quarter of 2021 we raised net proceeds of $82.2 million from the issuance of common stock exclusive of certain other fees payable by us. We expect that our existing cash and cash equivalents as of December 31, 2020, together with the net proceeds raised in the first quarter of 2021 from the issuance of our common stock, will enable us to fund our planned operating expenses and capital expenditure requirements into the third quarter of 2022. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources."

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
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:
•expenses incurred under agreements with third parties, including investigative sites, external laboratories and CROs, that conduct research, preclinical activities and clinical trials on our behalf
•manufacturing process-development costs as well as technology transfer and other expenses incurred with contract manufacturing organizations, or CMOs, that manufacture drug substance and drug product for use in our preclinical activities and any current or future clinical trials;
•salaries, benefits and other related costs, including stock-based compensation expense, for personnel in our research and development functions;
•expenses to acquire technologies to be used in research and development;
•costs of outside consultants, including their fees, stock-based compensation and related travel expenses;

•the cost of laboratory supplies and acquiring, developing and manufacturing preclinical and clinical trial materials;
•costs related to compliance with regulatory requirements; and
•facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we continue our ongoing clinical trials for our product candidates, including EDP1815 and EDP1867, initiate additional clinical trials of other product candidates, including EDP2939 and EDP1908, continue to discover and develop additional product candidates, hire additional research and development personnel, build manufacturing capabilities and expand into additional therapeutic areas.
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
Interest (Expense) Income, Net
Interest income (expense), net consisted primarily of interest earned on our cash, cash equivalents and short-term investments balances offset by interest expense at the stated rate on borrowings under our loan and security agreement, amortization of deferred financing costs and interest expense related to the accretion of debt discount associated with the loan and security agreement.
Other (Expense) Income, Net
For the year ended December 31, 2020, other income (expense), net primarily consists of foreign currency gains and government grants related to our operations in the United Kingdom.
Income Taxes
Income tax expense primarily relates to tax expense at our UK subsidiary.
Since our inception in 2014, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations
Comparison of Years Ended December 31, 2020 and 2019
The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,		Increase/ (Decrease)
	2020	2019
Operating expenses:
Research and development	$69,616	$63,128	$6,488
General and administrative	22,270	23,229	(959)
Total operating expenses	91,886	86,357	5,529
Loss from operations	(91,886)	(86,357)	(5,529)
Other (expense) income:
Interest (expense) income, net	(2,109)	1,049	(3,158)
Other income, net	738	26	712
Other (expense) income, net	(1,371)	1,075	(2,446)
Net loss before income taxes	(93,257)	(85,282)	(7,975)
Income tax expense	(409)	(190)	(219)
Net loss	$(93,666)	$(85,472)	$(8,194)
Research and Development Expenses (in thousands):

	Year Ended December 31,		Increase/ (Decrease)
	2020	2019
Platform expenses	$11,487	$10,468	$1,019
Inflammation programs	30,467	25,161	5,306
Oncology programs	5,487	9,226	(3,739)
Research and development personnel costs (including stock-based compensation)	22,175	18,273	3,902
Total research and development expenses	$69,616	$63,128	$6,488
Research and development expenses were $69.6 million for the year ended December 31, 2020, compared to $63.1 million for the year ended December 31, 2019. The increase of $6.5 million was primarily driven by a $5.3 million increase in inflammation program costs due to the progression of EDP1815 to Phase 2, the addition of COVID-19 studies utilizing EDP-1815, and costs incurred in contract manufacturing to enable EDP1867 Phase 1 clinical trials partially offset by the closeout of the EDP1066 program. In addition, personnel costs increased by $3.9 million due to increases in clinical development and technical operations headcount to support increased clinical program activities. Finally, there was a $1.0 million increase for platform expenses which is in line with our strategy to maximize the potential of our platform. These increases were partially offset by a $3.7 million decrease in our oncology program costs, primarily related to the clinical trial stage and the impact of the COVID-19 pandemic on patient recruitment. Overall, we expect that our research and development expenses will continue to increase in the foreseeable future as we continue our clinical trials for our product candidates, including EDP1815 and EDP1867, initiate new clinical trials, potentially expand into additional therapeutic areas, continue discovery and development efforts for additional product candidates, hire additional research and development personnel, and seek to increase manufacturing capabilities.
General and Administrative Expenses (in thousands):

	Year Ended December 31,		Increase/ (Decrease)
	2020	2019
General and administrative personnel costs (including stock-based compensation)	$12,261	$12,345	$(84)
Professional fees	5,513	6,725	(1,212)
Facility costs, office expense and other	4,496	4,159	337
Total general and administrative expenses	$22,270	$23,229	$(959)

General and administrative expenses were $22.3 million for the year ended December 31, 2020, compared to $23.2 million for the year ended December 31, 2019. The decrease of $1.0 million was primarily driven by $1.2 million lower cost associated with legal, consulting and other professional fees, partially offset by higher IT, facilities and other office expenses costs. We expect this decrease to be temporary and general and administrative expenses to increase due to higher personnel and related costs, professional, legal, and patent fees and consulting expenses in support of our continued growth.
Other (Expense) Income, Net
Other income (expense), net for the year ended December 31, 2020 was expense of $1.4 million compared to income of $1.1 million for the year ended December 31, 2019. This decrease was primarily driven by a decrease in interest income as a result of lower interest rates and a lower cash and cash equivalent balance and an increase in interest expense as a result of a higher interest rate on a greater principal balance from the 2019 Credit Facility, partially offset by foreign currency gains and a grant related to our operations in the United Kingdom.
Net Loss

Net loss was $93.7 million for the year ended December 31, 2020, compared to $85.5 million for the year ended December 31, 2019. The increase of $8.2 million was primarily the result of the increase in research and development expenses and decrease in other income (expense), net discussed above, partially offset by the decrease in general and administrative expenses discussed above.

Liquidity and Capital Resources
To date, we have financed our operations primarily with the proceeds from issuance of our common stock combined with proceeds from previous sales of our convertible preferred stock to our equity investors and borrowings under loan and security agreements. From our inception through December 31, 2020, we have received gross proceeds of $332.0 million from such transactions, including $30.0 million borrowed under the 2019 Credit Facility. As of December 31, 2020, we had cash and cash equivalents of $68.9 million and an accumulated deficit of $292.5 million. During the first quarter of 2021 we raised net proceeds of $82.2 million from the issuance of common stock exclusive of certain other fees payable by us. We expect that our existing cash and cash equivalents as of December 31, 2020, together with the net proceeds raised in the first quarter of 2021 from the issuance of our common stock, will enable us to fund our planned operating expenses and capital expenditure requirements into the third quarter of 2022.

On June 3, 2019, we filed a Registration Statement on Form S-3 (File No. 333-231911) (the “Shelf”) with the SEC under which we can offer from time to time common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in an aggregate amount of up to $200.0 million over a period of up to three years from the date of its effectiveness on June 6, 2019. We also simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $50.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf. For the year ended December 31, 2020, we had issued 1,232,131 shares of our common stock with offering prices ranging between $4.25 to $11.15 per share for gross proceeds of $6.8 million and net proceeds of $6.6 million, after deducting commission and other offering expenses payable by us. In January 2021, we issued 139,734 additional shares of our common stock with offering prices ranging between $12.54 and $13.17 per share for gross proceeds of $1.8 million and net proceeds of $1.7 million, after deducting commission and other offering expenses payable by us.
On February 2, 2021, we sold 5,175,000 shares of our common stock in an underwritten public offering at a public offering price of $15.00 per share, including the underwriters' exercise of their option to purchase 675,000 shares to cover over-allotment, generating gross proceeds of $77.6 million and net proceeds of underwriting discounts and commission of $73.0 million, exclusive of certain other offering expenses payable by us.
On January 28, 2021, we entered into a stock purchase agreement with ALJ, pursuant to which on February 2, 2021, ALJ purchased $7.5 million of our common stock in a private placement at a purchase price of $15.00 per share. The sale of such shares will not be registered under the Securities Act.
Debt financing
On July 19, 2019 we entered into the 2019 Credit Facility with K2HV providing for up to $45.0 million of current and future potential debt financing. The aggregate principal amount was available in three tranches of term loans of $20.0 million, $10.0 million, and $15.0 million, respectively. At closing on July 19, 2019, we borrowed $20.0 million, representing the first tranche under the 2019 Credit Facility. On July 14, 2020, we drew down the second tranche of $10.0 million and availability of the third tranche expired on January 15, 2021.

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
We have incurred losses and generated negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $93.7 million and $85.5 million for the years ended December 31, 2020 and 2019, respectively. Until such time, if ever, as we can generate revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaborations, license and development agreements. To the extent that we raise additional capital through future equity offerings or debt financings, the ownership interest of common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the common stockholders. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that such financings will be obtained on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our research and development programs or future commercialization efforts. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties for one or more of our current or future drug candidates, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year Ended December 31,
	2020	2019
Cash used in operating activities	$(73,063)	$(71,980)
Cash (used in)/provided by investing activities	(1,315)	51,970
Cash provided by financing activities	65,465	4,992
Net decrease in cash, cash equivalents and restricted cash	$(8,913)	$(15,018)
Operating Activities
Net cash used in operating activities for the year ended December 31, 2020, was $73.1 million, primarily due to our net loss of $93.7 million. This was partially offset by non-cash charges, including stock-based compensation expense of $8.5 million, depreciation expense of $2.0 million, lease expense of $2.0 million and reduction in working capital of $7.8 million.
Net cash used in operating activities for the year ended December 31, 2019, was $72.0 million, primarily due to our net loss of $85.5 million. This was partially offset by non-cash charges, including stock-based compensation expense of $8.2 million, depreciation expense of $1.8 million, and reduction in working capital of $3.5 million.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2020, was $1.3 million, primarily due to the purchase of capital equipment.

Net cash provided by investing activities for the year ended December 31, 2019, was $52.0 million, primarily consisting of maturity of investments totaling $55.0 million, slightly offset by the purchase of capital equipment totaling $3.0 million during the year.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2020 was $65.5 million, primarily due to proceeds from issuance of commons stock totaling $55.0 million, issuance of long-term debt under our 2019 Credit Facility totaling $10.0 million and proceeds from the issuance of common stock in connection with the exercise of options totaling $0.5 million.
Net cash provided by financing activities for the year ended December 31, 2019 was $5.0 million, primarily due to proceeds from the issuance of long-term debt under our 2019 Credit Facility and proceeds from the issuance of common stock in connection with the exercise of options totaling $0.5 million, partially offset by the repayment of our prior debt facility.
Funding Requirements
We have incurred losses and cumulative negative cash flows from operations since our inception. As of December 31, 2020, we had an accumulated deficit of $292.5 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations.
We expect our expenses to increase substantially in connection with our ongoing development activities related to the initiation of clinical studies and preclinical work on additional monoclonal microbial product candidates, which are still in development, and our follow-on therapeutics and other programs. In addition, we expect to incur additional costs associated with increased personnel and operating as a public company. We anticipate that our expenses will increase substantially if and as we:
•continue our proof of concept clinical trials of EDP1815;
•advance the clinical development of any additional monoclonal microbial product candidates;
•conduct research and continue preclinical development of potential product candidates;
•make strategic investments in manufacturing capabilities, including potentially planning and building a small-scale commercial manufacturing facility;
•maintain our current intellectual property portfolio and opportunistically acquire complementary intellectual property;
•seek to obtain regulatory approvals for our product candidates;
•potentially establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our transition to a public company; and
•experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.
During the first quarter of 2021 we raised net proceeds of $82.2 million from the issuance of common stock exclusive of certain other fees payable by us. We expect that our cash and cash equivalents as of December 31, 2020 together with the net proceeds raised in the first quarter of 2021 from the issuance of our common stock, will enable us to fund our planned operating expenses and capital expenditure requirements into the third quarter of 2022. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our forecast is based on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

Because of the numerous risks and uncertainties associated with the development of EDP1815 and EDP1867, any additional monoclonal microbial product candidates or any follow-on programs and because the extent to which we may enter into collaborations with third parties for development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for our technology platform or our other programs will depend on many factors, including:
•the progress and results of clinical studies of EDP1815 and EDP1867;
•the cost of manufacturing clinical supplies of our product candidates;
•the scope, progress, results and costs of preclinical development, laboratory testing for any other potential product candidates;
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
Contractual Obligations and Commitments
We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide this information.

Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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
Accrued Research and Development Expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:
•CROs in connection with performing research services on our behalf including, but not limited to, clinical trials and preclinical studies;
•investigative sites and other providers in connection with clinical trials and preclinical studies;
•other research and development service providers such as academic institutions and laboratory services providers in connection with discovery, preclinical and clinical development activities; and
•vendors related to product manufacturing, development and distribution of clinical supplies.
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
Stock-Based Compensation
We measure stock options and other stock-based awards granted to employees and directors based on the fair value on the date of grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue stock options and restricted stock awards with only service-based vesting conditions and record the expense for these awards using the straight-line method, adjusting for pre-vesting forfeitures in the period in which the forfeitures occur. We measure stock-based awards granted to consultants and non-employees based on the fair value of the award on the date of the grant. Compensation expense is recognized over the period during which services are rendered by such consultants and non-employees until completed. Prior to January 1, 2020, we accounted for these awards in accordance with the provisions of ASC Subtopic 505-50, Equity-Based Payments to Non-employees (“ASC 505-50”). Under ASC 505-50, share-based awards to nonemployees were subject to periodic fair value re-measurement at the end of each financial reporting period prior to completion of the service.

As discussed in Note 2 (Significant Accounting Policies) to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K under the heading “New Accounting Pronouncements - Adopted during the current period,” we adopted ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting (Topic 718), on January 1, 2020. As a result, our accounting for nonemployee awards is now generally consistent with that of employee awards. Beginning on January 1, 2020, the measurement date for nonemployee awards is the date of grant without any subsequent changes in the fair value of the award.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide this information.

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear in this Annual Report on Form 10-K beginning on page F-1 and are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
    None.

Item 9A. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures, as defined under 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
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

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item will be set forth in the sections entitled “Proposal 1: Election of Directors,” “Executive Officers” and “Corporate Governance” of our proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation
The information required by this Item will be set forth in the sections entitled “Executive Compensation” and “Director Compensation” of our proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Other than the information set forth below, the information required by this Item will be set forth in the section entitled “Stock Ownership” of our proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2020, regarding our common stock that may be issued under: (1) the Evelo Biosciences, Inc. 2015 Stock Incentive Plan (the "2015 Plan"); (2) Evelo Biosciences, Inc. 2018 Incentive Award Plan, (the "2018 Plan"); and (3) the Evelo Biosciences, Inc. 2018 Employee Stock Purchase Plan (the “ESPP”).

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in column (a))
Plan category:	(a)		(b)	(c)
Equity compensation plans approved by stockholders
2015 Plan (1)	3,114,275		$4.05	—
2018 Plan (2)	3,780,387	(3)	$8.77	951,621
ESPP (4)	—		$—	307,753 (5)
Equity Compensation Plans not approved by Stockholders	—		$—	—
Total	6,894,662		$6.64	1,259,374

(1)    In connection with the initial public offering of shares of our common stock in May 2018 (the “IPO”), we adopted the 2018 Plan and will not make future grants or awards under the 2015 Plan. As such, the 113,006 securities previously reserved under the 2015 Plan have been excluded from the table above.

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
(3)    Includes 3,496,387 outstanding options to purchase stock under the 2018 Plan and 284,000 restricted stock units (RSUs) under the 2018 Plan.

(4)    Pursuant to the terms of the ESPP, the number of shares of common stock that may be issued under the ESPP will automatically increase on each January 1, until and including January 1, 2028, by an amount equal to the lesser of (A) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors. The board of directors determined that, as to the January 1, 2020 increase, no shares be added to the number of shares reserved under the ESPP.
(5)     Includes 307,753 shares available for issuance under the ESPP, of which 27,587 were issued on January 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth in the sections entitled “Corporate Governance” and “Certain Transactions with Related Persons” of our proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in the section entitled “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm” of our proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.
The response to this portion of Item 15 is set forth under Item 8 hereof.
(a)(2) Financial Statement Schedules.
All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.
(a)(3) Exhibits.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date	Filed Herewith
3.1	Restated Certificate of Incorporation of Evelo Biosciences, Inc.	8-K	001-38473	3.1	5/11/18
3.2	Amended and Restated Bylaws of Evelo Biosciences, Inc.	8-K	001-38473	3.2	5/11/18
4.1	Fourth Amended and Restated Investors’ Rights Agreement, dated February 9, 2018, by and among Evelo Biosciences, Inc. and the investors named therein	S-1/A	333-224278	4.1	4/30/18
4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-224278	4.2	4/30/18
4.3	Description of Capital Stock	10-K	001-38473	10.3	2/14/2020
10.1#	2015 Stock Incentive Plan, as amended, and U.K. sub-plan and forms of agreements thereunder	S-1/A	333-224278	10.1	4/30/18
10.2#	2018 Incentive Award Plan, and U.K. sub-plan and forms of awards thereunder	S-1/A	333-224278	10.2	4/30/18
10.3#	2018 Employee Stock Purchase Plan, as amended	10-K	001-38473	10.3	2/14/2020
10.4#	Non-Employee Director Compensation Program, as amended	10-K	001-38473	10.4	2/14/2020
10.5#	Executive Severance Plan, as amended	10-K	001-38473	10.5	2/14/2020
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-224278	10.6	4/30/18
10.7	Sublease Agreement between Evelo Biosciences, Inc. and Bio-Rad Laboratories, Inc., dated December 27, 2017	S-1/A	333-224278	10.8	4/30/18
10.8#	Terms and Conditions of Employment between Evelo Biosciences (UK) Limited and Duncan McHale, M.B.B.S., Ph.D., effective as of May 1, 2019	8-K	001-38473	10.1	4/25/19
10.9#	Offer Letter between Evelo Biosciences, Inc. and Balkrishan (Simba) Gill, Ph.D., dated June 25, 2015, as amended on April 26, 2018	S-1/A	333-224278	10.11	4/30/18

10.10#	Offer Letter between Evelo Biosciences, Inc. and Mark Bodmer, Ph.D., dated October 6, 2015	S-1/A	333-224278	10.10	4/30/18
10.11#	Letter Agreement, dated September 16, 2019, between Evelo Biosciences, Inc. and David R. Epstein, as amended	10-Q	001-38473	10.2	10/30/20
10.12#	Consulting Agreement, dated September 16, 2019, between Evelo Biosciences, Inc. and David R. Epstein, as amended	10-Q	001-38473	10.3	10/30/20
10.13	Master Services Agreement, dated September 1, 2018, between Evelo Biosciences, Inc. and Weatherden Ltd	10-K	001-38473	10.12	2/15/19
10.14†	Patent License Agreement between Mayo Foundation for Medical Education and Research and Evelo Biosciences, Inc., dated August 6, 2017	S-1/A	333-224278	10.14	4/30/18
10.15†	Exclusive License Agreement between The University of Chicago for an Immuno-oncology Technology and Evelo Biosciences, Inc, dated March 10, 2016	S-1/A	333-224278	10.15	4/30/18
10.16††	Collaboration Agreement between Evelo Biosciences, Inc. and Sacco S.r.l. dated July 9, 2019	10-Q	001-38473	10.4	8/6/19
10.17††	Development and Clinical Master Services Agreement between Evelo Biosciences, Inc. and Halo Pharmaceutical, Inc. d/b/a Cambrex Whippany dated December 17, 2020					*
10.18	Loan and Security Agreement by and among Evelo Biosciences, Inc. and the other borrowers party thereto, the lenders party thereto, K2 HealthVentures LLC, as administrative agent for such lenders, and Ankura Trust Company, LLC, as collateral agent for such lenders, dated July 19, 2019, as amended	10-Q	001-38473	10.3	8/6/19
10.19	Second Amendment to Loan and Security Agreement dated as of May 15, 2020 by and among Evelo Biosciences, Inc., the lenders party thereto and K2 HealthVentures LLC, as administrative agent for such lenders.	8-K	001-38473	10.1	5/18/20
10.20	Third Amendment to Loan and Security Agreement dated as of July 8, 2020 by and among Evelo Biosciences, Inc., the lenders party thereto and K2 HealthVentures LLC, as administrative agent for such lenders	10-Q	001-38473	10.2	7/31/20
21.1	Subsidiaries of Evelo Biosciences, Inc.	10-K	001-38473	21.1	2/14/2020
23.1	Consent of Ernst & Young LLP					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment.
††	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K
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

EVELO BIOSCIENCES, INC.
Date: March 9, 2021	By:	/s/ Balkrishan (Simba) Gill, Ph.D.
Balkrishan (Simba) Gill, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Balkrishan (Simba) Gill	President, Chief Executive Officer and Director (principal executive officer and principal financial officer)	March 9, 2021
Balkrishan (Simba) Gill, Ph.D.

/s/ Xiaoli (Jacqueline) Liu	VP of Finance and Controller (principal accounting officer)	March 9, 2021
Xiaoli (Jacqueline) Liu

/s/ David R. Epstein	Chairman of the Board of Directors	March 9, 2021
David R. Epstein

/s/ Juan Andres	Director	March 9, 2021
Juan Andres

/s/ Ara Darzi	Director	March 9, 2021
Lord Ara Darzi

/s/ John A. Hohneker	Director	March 9, 2021
John A. Hohneker, M.D.

/s/ Theodose Melas-Kyriazi	Director	March 9, 2021
Theodose Melas-Kyriazi

/s/ David P. Perry	Director	March 9, 2021
David P. Perry

/s/ Nancy A. Simonian	Director	March 9, 2021
Nancy A. Simonian, M.D.

EVELO BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Evelo Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evelo Biosciences, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016-02 Leases (Topic 842), and the related amendments.

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
Boston, MA
March 9, 2021

Evelo Biosciences, Inc.
Consolidated Balance Sheets
(In thousands, except per share and share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$68,857	$77,833
Prepaid expenses and other current assets	2,123	3,176
Total current assets	70,980	81,009
Property and equipment, net	7,478	8,341
Right of use asset - operating lease	10,757	—
Other assets	1,424	1,570
Total assets	$90,639	$90,920
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,442	$620
Accrued expenses	16,254	8,758
Operating lease liability, current portion	1,674	—
Other current liabilities	463	365
Total current liabilities	19,833	9,743
Noncurrent liabilities:
Long-term debt	30,048	19,634
Operating lease liability, net of current portion	9,989	—
Deferred rent, net of current portion	—	1,148
Other noncurrent liabilities	284	198
Total liabilities	60,154	30,723
Commitments and contingencies (Note 9)
Stockholder’s equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 47,488,505 and 32,232,258 shares issued and 47,470,119 and 32,170,605 shares outstanding at December 31, 2020 and 2019, respectively	47	32
Additional paid-in capital	322,957	259,018
Accumulated deficit	(292,519)	(198,853)
Total stockholders’ equity	30,485	60,197
Total liabilities and stockholders’ equity	$90,639	$90,920
The accompanying notes are an integral part of these consolidated financial statements.

Evelo Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$69,616	$63,128
General and administrative	22,270	23,229
Total operating expenses	91,886	86,357
Loss from operations	(91,886)	(86,357)
Other (expense) income:
Interest (expense) income, net	(2,109)	1,049
Other income, net	738	26
Other (expense) income, net	(1,371)	1,075
Loss before income taxes	(93,257)	(85,282)
Income tax expense	(409)	(190)
Net loss	$(93,666)	$(85,472)

Weighted-average number of common shares outstanding, basic and diluted	39,479,197	32,031,862

Net loss per share, basic and diluted	$(2.37)	$(2.67)

Comprehensive loss:
Net loss	$(93,666)	$(85,472)
Other comprehensive loss:
Unrealized gain on investments, net of tax of $0	—	18
Comprehensive loss	$(93,666)	$(85,454)
The accompanying notes are an integral part of these consolidated financial statements.

Evelo Biosciences, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance-January 1, 2019	31,825,769	$32	$250,316	$(18)	$(113,381)	$136,949
Vesting of restricted common stock	64,118	—	26	—	—	26
Exercise of stock options	280,718	—	511	—	—	511
Stock-based compensation expense	—	—	8,165	—	—	8,165
Unrealized gain on investments	—	—	—	18	—	18
Net loss	—	—	—	—	(85,472)	(85,472)
Balance-December 31, 2019	32,170,605	$32	$259,018	$—	$(198,853)	$60,197
Issuance of common stock, net of fees	15,032,131	15	54,979	—	—	54,994
Vesting of restricted common stock	43,267	—	21	—	—	21
Issuance of common stock under the Employee Stock Purchase Plan	28,603	—	92	—	—	92
Exercise of stock options	195,513	—	379	—	—	379
Stock-based compensation expense	—	—	8,468	—	—	8,468
Net loss	—	—	—	—	(93,666)	(93,666)
Balance-December 31, 2020	47,470,119	$47	$322,957	$—	$(292,519)	$30,485
The accompanying notes are an integral part of these consolidated financial statements.

Evelo Biosciences, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019
Operating activities
Net loss	$(93,666)	$(85,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,468	8,165
Depreciation expense	2,026	1,764
Net accretion of discount on marketable securities	—	(164)
Non-cash interest expense	374	255
Non-cash lease expense	1,976	—
Gain on sale of fixed assets	(6)	(2)
Prepaid expenses and other current assets	1,503	372
Accounts payable	837	(585)
Accrued expenses and other current liabilities	7,438	3,694
Operating lease liabilities	(2,218)	—
Other liabilities	205	(7)
Net cash used in operating activities	(73,063)	(71,980)
Investing activities
Proceeds from sales and maturities of investments	—	55,000
Purchases of property and equipment	(1,321)	(3,032)
Proceeds from the sale of fixed assets	6	2
Net cash (used in) provided by investing activities	(1,315)	51,970
Financing activities
Net proceeds from the issuance of common stock, net of issuance cost	54,994	—
Net proceeds from the issuance of long-term debt	10,000	19,481
Proceeds from issuance of common stock under employee stock purchase plan and the exercise of stock options, restricted common stock	471	511
Repayment of long-term debt	—	(15,000)
Net cash provided by financing activities	65,465	4,992
Net increase in cash, cash equivalents and restricted cash	(8,913)	(15,018)
Cash, cash equivalents and restricted cash – beginning of year	79,333	94,351
Cash, cash equivalents and restricted cash – end of year	$70,420	$79,333
Supplemental disclosure of cash flow information
Cash paid for interest	$2,172	$1,166
Cash paid for taxes	$20	$—
Noncash investing and financing activities
Property and equipment additions in accounts payable and accrued expenses	$178	$246
Public offering cost in accrued expenses	$111	$—
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
To date, the Company has financed operations primarily with the proceeds from issuance of common stock combined with proceeds from previous sales of convertible preferred stock to equity investors and debt financing.

On June 3, 2019, the Company filed a Registration Statement on Form S-3 (File No. 333-231911) (the “Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million for a period of up to three years from the date of its effectiveness on June 6, 2019. The Company also simultaneously entered into a sales agreement (the "ATM") with Cowen and Company, LLC, as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $50.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf. For the year ended December 31, 2020, the Company sold 1,232,131 common shares under the ATM with offering prices ranging between $4.25 to $11.15 per share for gross proceeds of $6.8 million and net proceeds of $6.6 million, after deducting commission and other offering expenses payable by us. In January 2021, the Company issued 139,734 additional shares of common stock under the ATM with offering prices ranging between $12.54 and $13.17 per share for gross proceeds of $1.8 million and net proceeds of $1.7 million, after deducting commission and other offering expenses.

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
On July 14, 2020, the Company drew down the second tranche of $10.0 million available under the 2019 Credit Facility. Refer to Note 7, Loan and Security Agreement, to this Annual Report on Form 10-K for more information.
On February 2, 2021, the Company sold 5,175,000 shares of its common stock in an underwritten public offering at a public offering price of $15.00 per share, including the underwriters' exercise of their option to purchase 675,000 shares to cover over-allotment, generating gross proceeds of $77.6 million and net proceeds of underwriting discounts and commission of $73.0 million, exclusive of other offering expenses payable by the Company.
On January 28, 2021, the Company entered into a stock purchase agreement with ALJ Health Care & Life Science Company Limited ("ALJ"), pursuant to which on February 2, 2021, ALJ purchased $7.5 million of our common stock in a private placement at a purchase price of $15.00 per share, equal to the public offering price per share at which our common stock was sold to the public as referred above. The sale of such shares will not be registered under the Securities Act.
In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The Company has incurred recurring losses since its inception, including net losses of $93.7 million and $85.5 million for the years ended December 31, 2020 and 2019, respectively. In addition, as of December 31, 2020, the

Company had an accumulated deficit of $292.5 million. The Company expects to continue to generate operating losses for the foreseeable future.

The Company previously identified conditions and events that raised substantial doubt about its ability to continue as a going concern. During the first quarter of 2021 we raised net proceeds of $82.2 million from the issuance of common stock exclusive of certain other fees payable by us. The Company expects that its cash and cash equivalents as of December 31, 2020 of $68.9 million together with the net proceeds raised from the issuances of common stock in the first quarter of 2021, will be sufficient to fund the operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these consolidated financial statements. The future viability of the Company beyond one year from the date of issuance of these consolidated financial statements is dependent on its ability to raise additional capital to finance its operations. The Company's inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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
Subsequent Event Considerations
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than those disclosed in Note 16, Subsequent Event, to this Annual Report on Form 10-K.
Emerging Growth Company Status
Evelo is an “emerging growth company,” as defined in the JOBS Act, and it may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Evelo may take advantage of these exemptions until it is no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. Evelo has elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, its consolidated financial statements may not be comparable to companies that comply with public company effective dates. Evelo may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of its IPO or such earlier time that it is no longer an emerging growth company. Evelo would cease to be an emerging growth company if it has more than $1.07 billion in annual revenue; it has more than $700.0 million in market value of its stock held by non-affiliates (and has been a public company for at least 12 months and has filed one annual report on Form 10-K), or it has issued more than $1.0 billion of non-convertible debt securities over a three-year period.
Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company places its cash and cash equivalents in primarily two custodian accounts at accredited financial institutions. Such deposits have and will continue to exceed federally insured limits.
As of December 31, 2020, and 2019, the Company has no off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company's only element of other comprehensive loss is unrealized gains on available-for-sale investments. For the year ended December 31, 2020 comprehensive loss was equal to net loss. Comprehensive loss totaled $85.5 million for the years ended December 31, 2019, and was not significantly different than net loss.
Cash, Cash Equivalents and Restricted Cash
Cash equivalents are comprised of highly liquid investments that are readily convertible into cash with original maturities of three months or less. Cash and cash equivalents include cash held in banks and amounts held in money market funds. The Company’s restricted cash consists of restricted cash in connection with a lease for the Company’s office and laboratory premises and deposits held in relation to the Company's credit card facility. As of December 31, 2020 the Company had $0.3 million in current restricted cash within prepaid expenses and other current assets in the consolidated balance sheet. The Company had no current restricted cash at December 31, 2019. As of December 31, 2020 and 2019, the Company had noncurrent restricted cash of $1.3 million and $1.5 million, respectively, which were included within other assets in the consolidated balance sheets. The following reconciles cash, cash equivalents and restricted cash as of December 31, 2020 and 2019, as presented on the Company's consolidated statements of cash flows, to its related consolidated balance sheet accounts (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents:
Cash	$4,487	$1,634
Money market funds	64,370	76,199
Total cash and cash equivalents	68,857	77,833
Restricted cash	1,563	1,500
Cash, cash equivalents and restricted cash	$70,420	$79,333

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
A summary of the estimated useful lives is as follows:

Classification	Estimated Useful Life
Computer hardware	3 - 5 years
Computer software	3 years
Furniture and fixtures	7 years
Research and lab equipment (used/new)	3/5 years
Leasehold improvements	Lesser of asset life or remaining life of lease
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
The Company accounts for stock-based compensation arrangements with non-employees based upon the fair value of the consideration received or the equity instruments issued, whichever is more reliably measurable. The measurement date for non-employee awards is generally the date performance of services required from the non-employee is complete. Stock-based compensation costs for non-employee awards are recognized as services are provided, which is generally the vesting period, on a straight-line basis. Prior to January 1, 2020, we accounted for these awards in accordance with the provisions of ASC Subtopic 505-50, Equity-Based Payments to Non-employees (“ASC 505-50”). Under ASC 505-50, share-based awards to nonemployees were subject to periodic fair value re-measurement at the end of each financial reporting period prior to completion of the service.
As discussed in below under the heading “New Accounting Pronouncements - Adopted during the current period,” the Company adopted ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting (Topic 718), on January 1, 2020. As a result, the Company’s accounting for nonemployee awards is now generally consistent with that of employee awards. Beginning on January 1, 2020, the measurement date for nonemployee awards is the date of grant without any subsequent changes in the fair value of the award.
Segments
The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources.
Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. For purposes of the dilutive net loss per share applicable to common stockholders calculation stock options, common stock from Employee Stock Purchase Plan (the “ESPP”) and unvested restricted stock are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share applicable to common stockholders, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

New Accounting Pronouncements
Adopted during the current period
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
ASU 2016-02 provides a number of optional practical expedients in transition. The Company elected to adopt the 'package of practical expedients', which permits the Company (i) not to reassess whether expired existing contracts are or contain leases, (ii) not to reassess the classification of expired or existing leases, and (iii) not to reassess initial direct costs for any existing leases. The Company will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance. Adoption of this standard resulted in the recognition of a right-of-use asset and a lease liability on the Company’s January 1, 2020 consolidated balance sheet of $12.7 million and $13.9 million, respectively. There was no material impact resulting from the adoption on the Company’s consolidated statement of operations for the year ended December 31, 2020. For leases with terms greater than 12 months, the Company records the related right-of-use asset and lease liability at the present value of lease payments over the term. As the Company’s leases do not provide readily determinable implicit interest rates, the Company utilized its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates. The application of the new standard required netting of unamortized balance of lease incentives and deferred lease obligation to the right-of-use asset at the adoption date. The Company’s operating leases include rental escalation clauses that are factored into the determination of lease payments when appropriate. The Company does not separate lease and non-lease components of contracts. Refer to Note 3, Leases, to this Annual Report on Form 10-K for additional information.

Share-Based Compensation
In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting (Topic 718) ("ASU 2018-07"), which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. Entities will apply the ASU by recognizing a cumulative-effect adjustment, if any, to retained earnings as of the beginning of the annual period of adoption. The Company adopted ASU 2018-07 on January 1, 2020. The adoption of this standard did not have a material impact to this Annual Report on Form 10-K.
To be adopted in future periods
In December 2019, the FASB issued ASU No. 2019 -12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard includes several provisions which simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and increasing consistency and clarity for the users of financial statements. This standard will be effective for the Company on January 1, 2021. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position and results of operations.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU No.

2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-03 (“ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the Company on January 1, 2023, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its financial position and results of operations, as well as the timing of its adoption of this standard.

On August 5, 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU-2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models in ASC 470-20 that require separate accounting for embedded conversion features from convertible instruments. As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Additionally, the guidance simplifies the evaluation of whether a contract in the issuer’s own equity can be classified in equity or an embedded feature qualifies for the derivative scope exception. Although the guidance is not effective until 2022, early adoption of ASU 2020-06 is permitted for all entities for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of this new guidance on the Company’s consolidated financial statements and related disclosures.

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
In June 2018, the Company entered into a sublease arrangement with a third party to lease space subject to an operating lease that expired in April 2020. The minimum rental payments received under this agreement totaled $0.2 million for the year ended December 31, 2020 and were equivalent to the minimum payments due from the Company to the landlord.
The Company recorded rent expense of $2.9 million for both years ended December 31, 2020 and 2019, which are net of sublease rental income of $0.3 million and $0.5 million. Sublease rental income is inclusive of rental payments, taxes, and operating expenses.
The minimum aggregate future lease commitments at December 31, 2020, are as follows (in thousands):

Amount
2021	$2,727
2022	3,062
2023	3,154
2024	3,249
2025	2,491
Total lease payments	14,683
Less imputed interest	(3,020)
Total	$11,663

Other information:
Operating cash flows used for operating leases	$3,334
Weighted-average remaining lease term (in years)	5 years
Weighted-average discount rate	9.5%

Under the prior lease accounting guidance, minimum rental commitments under non-cancelable leases as of December 31, 2019 were as follows (in thousands):

Amount
2021	$2,973
2022	3,062
2023	3,154
2024	3,249
2025	2,492
Total lease payments	$14,930

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2020 and 2019 (in thousands):

Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds included within cash and cash equivalents	$64,370	$64,370	$—	$—
Total	$64,370	$64,370	$—	$—

Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds included within cash and cash equivalents	$76,199	$76,199	$—	$—
Total	$76,199	$76,199	$—	$—
As of December 31, 2020 and 2019, the Company's cash equivalents have been initially valued at the transaction price and subsequently valued utilizing a third-party pricing service. The Company validates the prices provided by its third-party pricing service by understanding the models used and obtaining market values from other pricing sources.

5. Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	December 31,
	2020	2019
Property and equipment:
Lab equipment	$8,831	$7,479
Leasehold improvements	2,157	2,014
Furniture and fixtures	822	750
Computers and software	230	204
Office equipment	3	9
Construction-in-process	1,078	1,594
Property and equipment	13,121	12,050
Less: accumulated depreciation	(5,643)	(3,709)
Property and equipment, net	$7,478	$8,341
The Company recognized $2.0 million and $1.8 million of depreciation expense for the years ended December 31, 2020 and 2019, respectively.

6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2020	2019
Accrued external research and development expenses	$9,394	$4,583
Accrued payroll and related expenses	5,620	3,149
Accrued professional fees	604	659
Accrued other	636	367
Total accrued expenses	$16,254	$8,758

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
2019 Credit Facility
On July 19, 2019, the Company entered into a loan and security agreement (as amended, the "2019 Credit Facility") with K2 HealthVentures LLC and others (collectively, "K2HV") pursuant to which the K2HV agreed to make term loans in an aggregate principal amount of up to $45.0 million available to the Company in three tranches. The initial tranche of $20.0 million was funded upon closing on July 19, 2019. As amended on May 15, 2020, the second tranche of $10.0 million was available to be funded between December 1, 2019 and July 15, 2020 and was drawn down on July 14, 2020. The third tranche of $15.0 million expired on January 15, 2021. Borrowings under the 2019 Credit Facility are collateralized by substantially all of the Company's personal property, excluding intellectual property, and the Company pledged its equity interests in its subsidiaries, subject to certain limitations with respect to its foreign subsidiaries.

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
The 2019 Credit Facility contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and occurrence of a material adverse effect. The Company has determined that the risk of subjective acceleration under the material adverse events clause was remote and therefore has classified the long-term portion of the outstanding principal in non-current liabilities. Upon the occurrence and continuation of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the administrative agent, collateral agent, and lenders may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the 2019 Credit Facility and under applicable law. As of December 31, 2020, the Company was in compliance with all covenants under the 2019 Credit Facility.
The Company used the proceeds from the initial $20.0 million tranche to prepay on July 19, 2019 the full $15.0 million loan balance outstanding under the 2016 Credit Facility .
The Company has the following minimum aggregate future loan payments at December 31, 2020 (in thousands):

Amount
2021	$2,631
2022	11,603
2023	13,387
2024	10,259
Total minimum payments	$37,880
Less amounts representing interest and discount	(7,832)
Long-term debt	$30,048
Interest expense related to the Company's 2016 Credit Facility was approximately $0.5 million, for the year ended December 31, 2019.

Interest expense related to the Company's 2019 Credit Facility was approximately $2.6 million and $0.8 million for the year ended December 31, 2020 and 2019.

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
On August 6, 2017, the Company and the Mayo Clinic entered into a license agreement (“2017 Mayo License Agreement”). Under the 2017 Mayo License Agreement, the Mayo Clinic granted the Company (i) an exclusive, worldwide, sublicensable license under the Mayo Clinic’s rights to certain intellectual property and microbial strains and (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how, in each case, to develop and commercialize certain microbial strains and licensed products incorporating any such strains. As consideration, the Company paid a nonrefundable upfront fee of $0.2 million and will pay annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2017. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe the Mayo Clinic milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $56.0 million in the aggregate, as well as royalties on net sales of licensed products in low single-digit percentages. As of December 31, 2020, the Company has incurred milestone payments to date totaling approximately $0.2 million under the agreement of which no amounts are currently due.
University of Chicago
On March 10, 2016, the Company and the University of Chicago entered into a patent license agreement (“2016 University of Chicago Agreement”). Under the 2016 University of Chicago Agreement, the University of Chicago granted the Company (i) an exclusive, royalty-bearing and sublicensable license under the Licensed Patents and (ii) a non-exclusive, royalty-bearing, sublicensable license to access the technical information to diligently develop and commercialize Licensed Products. As consideration, the Company paid a nonrefundable upfront fee of less than $0.5 million and will pay annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2016. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe the University of Chicago milestone payments, totaling an aggregate of approximately $60.9 million, upon the achievement of certain development, regulatory, and commercial milestones, as well as royalties on net sales of licensed products ranging from low to high single-digit percentages. As of December 31, 2020, the Company has incurred milestone payments to date totaling approximately $0.4 million under the agreement of which no amounts are currently due.

9. Commitments and Contingencies
Collaboration Agreement with Sacco S.r.l.
In July 2019, the Company entered into an agreement with Sacco S.r.l. ("Sacco"), an affiliate of one of the Company’s existing contract manufacturing organizations, pursuant to which and subject to certain exceptions for pre-existing products for pre-existing customers, Sacco will manufacture and supply single strain, non-genetically modified microbes intended for oral delivery or oral use in pharmaceutical products exclusively for the Company for a period of five years. Sacco may terminate the agreement if the provision of manufacturing services has been, or is scheduled to be, inactive for a period of six consecutive months. The Company has agreed to pay Sacco an aggregate of €3.0 million, €0.6 million annually, during the exclusivity period. The Company has incurred annual exclusivity fees to date totaling approximately €1.2 million, and no amounts are currently due as of the year ended December 31, 2020.
Agreement with Biose Industrie
On February 15, 2018, the Company entered into an agreement with Biose Industrie (“Biose”), a French corporation, in which Biose agreed to exclusively manufacture certain microbial biotherapeutic products for the Company and reserved agreed upon manufacturing resources to conduct manufacturing runs for such products. Under the terms of this agreement, the Company agreed to annual fees in the mid-six digits in consideration of both exclusivity for the manufacture of those microbial biotherapeutics and for a set minimum number of manufacturing runs per year. Exclusivity fees paid and any minimum commitments are expensed as incurred. At December 31, 2020, aggregate minimum payments over the remaining contract life total approximately $0.7 million. The agreement expired on February 15, 2021 in accordance with its terms.

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
On February 12, 2021, the European Patent Office issued a Communication of a Notice of Opposition for European patent EP 3223834, which is held by the Company. The Company is currently evaluating its available options and deciding next steps with respect to this matter. The patent at issue does not relate to any of the Company’s current product candidates, and receipt of this communication and/or any subsequent proceeding is not expected to affect any of the Company’s current development plans.

10. Stockholders’ Equity
Common Stock
On June 3, 2019, the Company filed a Shelf with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million for a period of up to three years from the date of the filing. The Company also simultaneously entered into the ATM, providing for the offering, issuance and sale by the Company of up to an aggregate $50.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf. For the year ended December 31, 2020, pursuant to the ATM, the Company sold 1,232,131 shares of its common stock, with offering prices ranging between $4.25 to $11.15 per share for gross proceeds of $6.8 million and net proceeds of $6.6 million, after deducting commission and other offering expenses payable by us.
In June 2020, the Company sold 13,800,000 shares of its common stock pursuant to the Shelf in an underwritten public offering at a public offering price of $3.75 per share, for gross proceeds of $51.8 million and net proceeds of $48.4 million, after deducting underwriting discounts and commission and other offering expenses payable by the Company.

11. Stock-Based Compensation
2018 Incentive Award Plan
The Company’s board of directors adopted on April 18, 2018, and the Company’s stockholders approved, the 2018 Incentive Award Plan (the “2018 Plan”), which became effective May 8, 2018 and under which the Company may grant cash and equity-based incentive awards to the Company’s employees, officers, directors, consultants and advisors. Following the effectiveness of the 2018 Plan, the Company ceased making grants under the 2015 Stock Incentive Plan (as amended the “2015 Plan"). The 2018 Plan initially allowed the Company to grant awards for up to 1,344,692 shares of common stock plus that number of shares of common stock subject to awards outstanding under the 2015 Plan, that are forfeited, lapse unexercised or are settled in cash. Each year starting with 2019, the number of shares available for grants of awards under the 2018 Plan will be increased automatically on January 1 by a number of shares of common stock equal to the lesser of 4% of the shares of common stock outstanding on the final day of the preceding calendar year or the number of shares determined by the Company’s board of directors. Accordingly, on January 1, 2021, 2020 and 2019 the number of shares authorized for issuance under the 2018 Incentive Plan was increased by 1,898,805 shares, 1,286,824 shares and 1,273,031 shares, respectively. The 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it.
The exercise price of stock options granted under the 2018 Plan is equal to not less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the board of directors and are subject to the provisions of the 2018 Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options provide for accelerated vesting in the event of a change in control. Awards granted to non-employee consultants generally vest monthly over a period of one to four years. Stock options granted under the 2018 Plan expire no more than 10 years from the date of grant. As of December 31, 2020, equity-based incentive awards covering 4,376,182 options of the Company’s common stock and 284,000 restricted stock units have been issued under the 2018 Plan, of which 875,155 options have been canceled and 4,640 options have been exercised. As of December 31, 2020, 951,621 shares of common stock are available for future grant under the 2018 Plan, which includes 832,101 shares subject to awards that were originally granted, and have since the effective date of the 2018 Plan been canceled or repurchased, under the 2015 Plan.
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
Under the 2015 Plan, the Company was authorized to grant equity awards up to an aggregate of 5,417,044 shares of common stock. As of December 31, 2020, an aggregate of 5,758,518 options and other equity awards had been granted under the 2015 Plan, of which 1,376,141 have been exercised, 1,268,110 have been canceled and 18,468 have been repurchased as of December 31, 2020. A total of 113,006 shares previously reserved under the 2015 Plan that had not been exercised or were otherwise subject to outstanding exercise awards were no longer authorized as of May 8, 2018.
Stock-Based Compensation Expense
Stock-based compensation expense included in the Company’s statements of operations is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$4,487	$3,648
General and administrative	3,981	4,517
Total stock-based compensation expense	$8,468	$8,165
Stock Options
A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted Average - Exercise Price	Weighted Average - Remaining Contractual Life	Aggregate Intrinsic Value(1) (in thousands)
Options outstanding at December 31, 2019	5,691,474	$6.99
Granted	2,161,356	$6.06
Exercised	(195,513)	$1.94
Canceled	(1,046,655)	$8.80
Options outstanding at December 31, 2020	6,610,662	$6.55	7.53	$38,815
Exercisable at December 31, 2020	3,671,175	$5.52	6.77	$25,332
Vested and expected to vest as of December 31, 2020	6,610,662	$6.55	7.53	$38,815
(1)The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.
The Company had 2,957,873 unvested stock options outstanding as of December 31, 2020. The weighted-average fair value of options granted during the years ended December 31, 2020 and 2019 was $4.14 and $7.46, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was $0.9 million and $1.8 million, respectively.
When utilizing the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted to employees or non-employees, the Company used the following weighted average, or ranges of, assumptions:
Employee option grants

	Year Ended December 31,
	2020	2019
Risk-free interest rate	1.11%	2.28%
Expected life (in years)	6.05	6.02
Volatility	79.6%	76.2%
Expected dividend rate	0.00%	0.00%
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
Non-employee option grants

	Year Ended December 31,
	2020	2019
Risk-free interest rate	0.38%	1.98%
Expected life (in years)	5.21	7.63
Volatility	78.9%	76.0%
Expected dividend rate	0.00%	0.00%
The Company estimates the expected life of options granted based on the remaining contractual term of the option for options granted to non-employees.
As of December 31, 2020, total unrecognized stock-based compensation expense relating to unvested stock options was $14.4 million. This amount is subject to change as the unvested portion of the stock options granted to non-employees is subject to re-measurement over the vesting period. This amount is expected to be recognized over a weighted average period of 2.12 years.
On November 4, 2020, 284,000 RSUs were granted to certain employees of the Company under the 2018 Plan with a weighted average grant date fair value of $4.41. Each award of RSUs vests as to 25% on the first anniversary of the grant date, 25% of the RSUs on the second anniversary of the grant date and 50% of the RSUs on the third anniversary of the grant date, subject to the grantees continuing service. As of December 31, 2020, none of the restricted stock units had vested. Stock-based compensation expense related to RSUs was immaterial for the year ended December 31, 2020.

2018 Employee Stock Purchase Plan

The Company's board of directors adopted on April 18, 2018, and the Company’s stockholders approved, the ESPP, which became effective on May 8, 2018. A total of 336,356 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the

ESPP will automatically increase on the first day of each calendar year, beginning in 2020 and ending in 2028, by an amount equal to the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) an amount determined by the Company’s board of directors. The Company’s board of directors determined not to increase the number of shares that may be issued under the ESPP on January 1, 2020. The Company's board of directors has authorized an initial offering period under the ESPP commencing on February 1, 2020. Accordingly, on January 1, 2021, the number of shares authorized for issuance under the ESPP was increased by 474,701 shares.
The compensation expense recognized related to the ESPP for the year ended December 31, 2020 was $0.1 million. There was a total of 28,603 shares purchased under the ESPP during the year ended December 31, 2020.

12. Income Taxes
The Company has recorded a tax provision of $0.4 million and $0.2 million for the year ended December 31, 2020 and 2019, respectively. The Company did not record a tax benefit for the periods presented due to the losses incurred and the need for a full valuation allowance on net deferred tax assets. The tax expense recorded for the December 31, 2020 and 2019 period primarily relates to current tax expense at the Company's UK subsidiary. The difference between the income tax expense at the U.S. federal statutory rate and the recorded provision is primarily due to the valuation allowance provided on all deferred tax assets. The Company’s loss before income tax for the periods presented was generated in the United States with a small profit generated by the Company's subsidiary in the United Kingdom.

	December 31,
	2020	2019
U.S. federal tax statutory rate	21.0%	21.0%
State taxes, net of federal benefit	6.8%	7.0%
Non-deductible stock compensation	(1.0)%	(0.6)%
Other non-deductible expenses	(0.4)%	(0.4)%
Credits	1.8%	1.6%
Change in valuation allowance	(28.6)%	(29.1)%
Other	—%	0.3%
Total	(0.4)%	(0.2)%

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$36,256	$25,895
Research and development credits	7,092	4,856
Capitalized research and development, patent and start-up costs	34,452	22,101
Accrued expenses	1,370	1,006
Stock based compensation	3,443	2,335
Operating lease liability	3,186	—
Right of use asset - operating lease	(2,939)	—
Depreciation	(208)	(295)
Deferred tax assets before valuation allowance	82,652	55,898
Valuation allowance	(82,652)	(55,898)
Net deferred tax assets	$—	$—
As of December 31, 2020, the Company had approximately $133.7 million and $129.4 million of Federal and state Net Operating Losses (“NOLs”), respectively. The Federal NOLs include $49.9 million which expire at various dates through 2037, and $83.8 million which carryforward indefinitely. The state NOLs expire at various dates through 2040. As of December 31, 2020, the Company had federal and state research credits of $5.0 million and $2.6 million, respectively, which expire at various dates through 2040.

Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the Code, certain substantial changes in the Company’s ownership, including the sale of the Company or significant changes in ownership due to sales of equity, have limited and may limit in the future, the amount of net operating loss carryforwards which could be used annually to offset future taxable income. The Company has not yet completed an analysis of ownership changes. The Company may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside the Company’s control. As a result, the Company’s ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to the Company. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. All Federal NOLs generated post tax reform will have an indefinite life, are not subject to carryback provisions and limited to 80% of income in any year after 2020.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2020 and 2019, respectively. The valuation allowance increased by $26.8 million in 2020 primarily due to increases in net operating losses and research and development credits.
As of December 31, 2020 and 2019, the Company had no unrecognized tax benefits, respectively. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.
13. Net Loss Per Share
Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. The Company has computed diluted net loss per common share after giving consideration to all potentially dilutive common shares, including options to purchase common stock, common stock from the ESPP and restricted common stock, outstanding during the period determined using the treasury stock methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and therefore basic and diluted net loss per share have been equivalent.
The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Year Ended December 31,
	2020	2019
Unvested common stock from early exercise of options	18,386	61,653
Stock options to purchase common stock	6,610,662	5,691,474
RSUs	284,000	—
Common stock from the ESPP	24,508	—
Total	6,937,556	5,753,127

14. Related Party Transactions
The Company receives clinical advisory services from Weatherden Ltd. (“Weatherden”) under agreements that were entered into during 2017 and 2018. Duncan McHale, the Company’s Chief Medical Officer is a part owner of Weatherden. During the years ended December 31, 2020 and 2019, the Company paid Weatherden $0.6 million and $1.0 million, respectively. As of December 31, 2020 an immaterial amount was due to Weatherden. As of December 31, 2019, the amount due to Weatherden under the supply of service agreement totaled approximately $0.2 million.
In June 2018, the Company entered into a subleasing arrangement with Ring Therapeutics, Inc. (formerly VL46, Inc.), an affiliate of one of its stockholders, Flagship Venture Funds. Under the terms of the sublease, the Company invoiced Ring Therapeutics for an aggregate $0.9 million in rent payments which were due during the period from July 1, 2018 through April 30, 2020, the sublease expiration date, plus related taxes and lease operating costs. For the year ended December 31, 2020, $0.3 million related to this sublease, inclusive of rent payments, taxes and operating expenses, has been recorded as an offset to operating expense within the consolidated statements of operations and comprehensive loss.
The Company entered into a consulting agreement with David Epstein (as amended, the "Consulting Agreement"), the Company's Chairman of the Board, effective September 16, 2019 pursuant to which Mr. Epstein will provide strategic advisory and other consulting services to the Company. As amended on October 15, 2020, the Agreement will continue until June 30, 2021 unless terminated earlier by either Mr. Epstein or the Company upon 30 days’ notice, or 24 hours’ notice by the non-breaching party in the event of a breach. In accordance with the terms of the Consulting Agreement, on September 16, 2019, Mr. Epstein was granted an option to purchase 75,000 shares of the Company’s common stock, which award vests in 36 equal monthly installments subject to his continued provision of consulting services to the Company pursuant to the Consulting Agreement on the applicable vesting dates. Under the Consulting Agreement, Mr. Epstein also is entitled to receive (i) an annual equity award on each anniversary of the effective date of the Consulting Agreement in the form of an option to purchase shares of the Company’s common stock having an aggregate grant date fair market value equal to approximately $0.2 million, as determined by the Board in its discretion based on customary option pricing methodologies, which award vests in 12 equal monthly installments following the grant date, subject to his continued provision of consulting services to the Company pursuant to the Consulting Agreement on the applicable vesting date, and (ii) an aggregate annual cash consulting fee of $0.3 million for his consulting services. All of the foregoing options, to the extent then outstanding, will be subject to accelerated vesting upon the occurrence of a change in control of the Company. On October 11, 2020, in connection with the commencement of his second year of service as a consultant to the Company, Mr. Epstein was granted an annual equity award in the form of an option to purchase 44,743 shares of the Company’s common stock, which award vests in nine equal monthly installments, in each case subject to his continued provision of consulting services to the Company pursuant to the Consulting Agreement on the applicable vesting dates.

15. Defined Contribution Plan

The Company provides benefits under certain retirement benefit plans. The Company's most significant defined contribution plan is in the United States, which is administered through a third-party administrator. Under the U.S. defined contribution plan employees may elect to defer up to 85.0% of their compensation per year (subject to a maximum limit prescribed by federal tax law) and the Company matches a portion of such employee contributions. For the years ended December 31, 2020 and 2019 the Company’s matching contribution expense totaled $0.3 million and $0.2 million, respectively.

16. Subsequent Event
In January 2021, pursuant to the ATM, the Company issued 139,734 shares of its common stock in an “at-the-market” offering under the Company’s previously filed Shelf, with offering prices ranging between $12.54 and $13.17 per share for gross proceeds of $1.8 million and net proceeds of $1.7 million, after deducting commission and other offering expenses payable by the Company.
On February 2, 2021, the Company sold 5,175,000 shares of its common stock in an underwritten public offering at a public offering price of $15.00 per share, including the underwriters' exercise of their option to purchase 675,000 shares to cover over-allotment, generating gross proceeds of $77.6 million and net proceeds of underwriting discounts and commission of $73.0 million, exclusive of other offering expenses payable by the Company.
On January 28, 2021, the Company entered into a stock purchase agreement with ALJ, pursuant to which on February 2, 2021, ALJ purchased $7.5 million of our common stock in a private placement at a purchase price of $15.00 per share, equal to the public offering price per share at which our common stock was sold to the public as referred above. The sale of such shares will not be registered under the Securities Act.