Form 10-Q
period 2021-03-31
Evelo Biosciences, Inc.
filed 2021-04-29
CIK 1694665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2021, the registrant had 53,373,882 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, the anticipated impact of the COVID-19 pandemic on our business, business strategy, prospective products, product approvals, research and development costs, timing and plans for clinical trials, expected timing of the release of clinical trial data, new formulations and product candidates, the scalability of manufacturing for EDP1815, activities related to strategic collaborations and anticipated revenue therefrom, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. Principal risks and uncertainties affecting our business include the following:

•    We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability. Moreover, our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

•    We will need additional funding in order to complete development of our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or discontinue our product development programs or commercialization efforts.

•    Our product candidates are based on targeting SINTAX™, the small intestinal axis, which is an unproven approach to therapeutic intervention

•    We are dependent on the success of our product candidates. If the product candidates do not successfully complete clinical development or receive regulatory approval, our business may be harmed.

•    The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements of the United States and internationally. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our ability to generate revenue, our business and our results of operations.

•    We rely, and will continue to rely, on third parties to conduct our clinical trials for our product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

•    We do not have our own manufacturing capabilities and will rely on third parties to produce additional clinical supplies, if needed, and commercial supplies of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

•    If we are unable to establish our own sales, marketing and distribution capabilities, or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved, and we may not be able to generate any revenue.

•    The successful commercialization of our product candidates will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

•    We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.

•    Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue clinical trials, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

•    If we are unable to adequately protect our proprietary technology, or obtain and maintain issued patents which are sufficient to protect our product candidates, other companies could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

•    The COVID-19 pandemic has adversely impacted and may continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition.

Evelo Biosciences, Inc.
Form 10-Q for the Quarterly Period Ended March 31, 2021

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Evelo Biosciences, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except per share and share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$124,591	$68,857
Prepaid expenses and other current assets	2,090	2,123
Accounts receivable	7,500	—
Total current assets	134,181	70,980
Property and equipment, net	7,236	7,478
Right of use asset - operating lease	10,312	10,757
Other assets	1,313	1,424
Total assets	$153,042	$90,639
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$380	$1,442
Accrued expenses	15,197	16,254
Operating lease liability, current portion	1,742	1,674
Short-term debt	914	—
Other current liabilities	486	463
Total current liabilities	18,719	19,833
Noncurrent liabilities:
Long-term debt	29,258	30,048
Operating lease liability, net of current portion	9,463	9,989
Deferred revenue	7,500	—
Other noncurrent liabilities	263	284
Total liabilities	65,203	60,154
Commitments and contingencies
Stockholder’s equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 53,376,125 and 47,488,505 shares issued and 53,357,739 and 47,470,119 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	53	47
Additional paid-in capital	408,501	322,957
Accumulated deficit	(320,715)	(292,519)
Total stockholders’ equity	87,839	30,485
Total liabilities and stockholders’ equity	$153,042	$90,639
See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$21,508	$17,419
General and administrative	5,963	5,842
Total operating expenses	27,471	23,261
Loss from operations	(27,471)	(23,261)
Other (expense) income:
Interest expense, net	(765)	(181)
Other income, net	162	466
Other (expense) income, net	(603)	285
Loss before income taxes	(28,074)	(22,976)
Income tax expense	(122)	(65)
Net loss	$(28,196)	$(23,041)

Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(0.71)
Weighted-average number of common shares outstanding, basic and diluted	51,343,923	32,250,050

See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance-December 31, 2020	47,470,119	$47	$322,957	$(292,519)	$30,485
Issuance of common stock, net	5,814,734	6	81,955	—	81,961
Issuance of common stock under Employee Stock Purchase Plan	27,587	—	90	—	90
Exercise of stock options	45,299	—	235	—	235
Stock-based compensation expense	—	—	3,264	—	3,264
Net loss	—	—	—	(28,196)	(28,196)
Balance-Balance-March 31, 2021	53,357,739	$53	$408,501	$(320,715)	$87,839

See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance-December 31, 2019	32,170,605	$32	$259,018	$(198,853)	$60,197
Vesting of restricted common stock	13,390	—	7	—	7
Exercise of stock options	137,213	—	226	—	226
Stock-based compensation expense	—	—	1,955	—	1,955
Net loss	—	—	—	(23,041)	(23,041)
Balance-March 31, 2020	32,321,208	$32	$261,206	$(221,894)	$39,344

See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(28,196)	$(23,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,264	1,955
Depreciation expense	536	491
Non-cash interest expense	124	50
Non-cash lease expense	445	627
Gain on sale of fixed assets, net	—	(3)
Changes in assets and liabilities:
Prepaid expenses and other assets	46	298
Accounts receivable	(7,500)	—
Accounts payable	(1,062)	565
Accrued expenses and other current liabilities	(981)	146
Operating lease liabilities	(458)	(624)
Deferred revenue	7,500	—
Other liabilities	2	21
Net cash used in operating activities	(26,280)	(19,515)
Investing activities
Purchases of property and equipment	(314)	(435)
Proceeds from sale of fixed assets	—	6
Net cash used in investing activities	(314)	(429)
Financing activities
Proceeds from issuance of common stock, net of issuance cost	82,003	—
Proceeds from issuance of common stock under employee stock purchase plan and exercise of stock options	325	226
Net cash provided by financing activities	82,328	226
Net increase in cash, cash equivalents and restricted cash	55,734	(19,718)
Cash, cash equivalents and restricted cash – beginning of period	70,420	79,333
Cash, cash equivalents and restricted cash – end of period	$126,154	$59,615
Supplemental disclosure of cash flow information
Cash paid for interest	$649	$437
Noncash investing and financing activities
Public offering costs in accrued expenses	$42	$—
Property and equipment additions in accrued expenses	$171	$406
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
On June 3, 2019, the Company filed a Registration Statement on Form S-3 (File No. 333-231911) (the “Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million for a period of up to three years from the date of its effectiveness on June 6, 2019. The Company also simultaneously entered into a sales agreement (the "ATM") with Cowen and Company, LLC, as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $50.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf. For the three months ended March 31, 2021, the Company sold 139,734 common shares under the ATM with offering prices ranging between $12.54 and $13.17 per share for gross proceeds of $1.8 million and net proceeds of $1.7 million, after deducting commission and other offering expenses payable by the Company.

On February 2, 2021, the Company sold 5,175,000 shares of its common stock in an underwritten public offering at a public offering price of $15.00 per share, including the underwriters' exercise of their option to purchase 675,000 shares to cover over-allotment, generating gross proceeds of $77.6 million and net proceeds of underwriting discounts and commission of $72.7 million, after deducting underwriting discounts and commission and other offering expenses paid by the Company.

On January 28, 2021, the Company entered into a stock purchase agreement with ALJ Health Care & Life Science Company Limited ("ALJ Health Care"), pursuant to which on February 2, 2021, ALJ Health Care purchased $7.5 million of our common stock in a private placement at a purchase price of $15.00 per share, equal to the public offering price per share at which our common stock was sold to the public as referred above. The sale of such shares was not registered under the Securities Act.
The Company has incurred operating losses since inception and expects such losses and negative operating cash flows to continue for the foreseeable future. The Company historically has funded its operations from the issuance of convertible notes, convertible preferred stock and common stock, and through debt financings. As of March 31, 2021, the Company had cash and cash equivalents of $124.6 million and an accumulated deficit of $320.7 million.
The Company expects that its cash and cash equivalents as of March 31, 2021, together with expected proceeds from an upfront payment under the Company's commercialization and license agreement with Meddist Company Limited ("ALJ", see Note 3 for additional information regarding the commercialization and license agreement), will be sufficient to fund the operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these unaudited condensed consolidated financial statements. The future viability of the Company beyond one year from the date of issuance of these unaudited condensed consolidated financial statements is dependent on its ability to raise additional capital to finance its operations. The Company's inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standard Codification (“ASC”) and ASU of the FASB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and notes thereto. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of March 31, 2021, the results of its operations and stockholders' equity for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.
Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, estimates related to the application of ASC 606 to our collaboration agreement with ALJ, the accrual of research and development expenses and the valuation of stock-based awards. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.
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

Comprehensive Income or Loss
Comprehensive income (loss) consists of net income (loss) and changes in equity during a period from transactions and other equity and circumstances generated from non-owner sources. The Company’s net loss equals comprehensive loss for all periods presented.
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents are comprised of highly liquid investments that are readily convertible into cash with original maturities of three months or less. Cash and cash equivalents include cash held in banks and amounts held in money market funds. Cash equivalents are stated at cost, which approximates market value. The Company’s restricted cash consists of restricted cash in connection with building leases for the Company’s office and laboratory premises and deposits held in relation to the company's credit card facility. As of March 31, 2021 and December 31, 2020 the Company had $0.3 million in current restricted cash within prepaid expenses and other current assets and $1.3 million in noncurrent restricted cash which were included within other assets in the unaudited condensed consolidated balance sheets. The following reconciles cash, cash equivalents and restricted cash as of March 31, 2021 and December 31, 2020, as presented on the Company's statements of cash flows, to its related balance sheet accounts (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents:
Cash	$3,013	$4,487
Money market funds	121,578	64,370
Total cash and cash equivalents	124,591	68,857
Restricted cash	1,563	1,563
Cash, cash equivalents and restricted cash	$126,154	$70,420
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
Collaboration Agreements

The Company analyzes its collaboration arrangements to assess whether they are within the scope of Topic 808 to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company assesses whether aspects of the arrangement between the Company and its collaboration partner are within the scope of other accounting literature, including ASC 606. If it is concluded that some or all aspects of the arrangement represent a transaction with a customer, the Company will account for those aspects of the arrangement within the scope of ASC 606.

ASC 808 provides guidance for the presentation and disclosure of transactions in collaborative arrangements, but it does not provide recognition or measurement guidance. Therefore, if the Company concludes a counterparty to a transaction is not a customer or otherwise not within the scope of ASC 606, the Company considers the guidance in other accounting literature, including the guidance in ASC 606, as applicable or by analogy to account for such transaction. The classification of transactions under the Company’s arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants.

Revenue Recognition

The Company analyzes its collaboration arrangements to assess whether they are within the scope of Accounting Standards Codification ASC Topic 808, Collaborative Arrangements (“ASC 808”), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”).

To determine the appropriate amount of revenue to be recognized for arrangements that the Company determines are within the scope of ASC 606, it performs the following steps: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) each performance obligation is satisfied. ASC 606 requires significant judgment and estimates and results in changes to, but not limited to: (i) the determination of the transaction price, including estimates of variable consideration, (ii) the allocation of the transaction price, including the determination of estimated selling price, and (iii) the pattern of recognition, including the application of proportional performance as a measure of progress on service-related promises and application of point-in-time recognition for supply-related promises.

The promised good or services in the Company’s arrangement may consist of license rights to the Company’s intellectual property or research and development services. The Company also may have optional additional items in contracts, which are considered marketing offers and are accounted for as separate contracts with the customer if such option is elected by the customer, unless the option provides a material right which would not be provided without entering into the contract. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer. Promised goods or services are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources or (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own or whether the required expertise is readily available.

The transaction price may be comprised of fixed payments, often an upfront payment due at contract inception, or other types of variable consideration in the form of payments for the Company’s services and materials and milestone payments due upon the achievement of specified events. Other payments the Company could be entitled to include tiered royalties earned when customers recognize net sales of licensed products. The Company considers the existence of any significant financing component within its arrangements to the extent there is a significant difference between the timing of payment and the transfer of control of the performance obligations. In making that determination, the Company considers whether a substantive business purposes exist to support the payment structure other than to provide a significant benefit of financing. The Company measures the transaction price based on the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods and/or services to the customer. The Company utilizes either the expected value method or the most likely amount method to estimate the amount of variable consideration, depending on which method is expected to better predict the amount of consideration to which the Company will be entitled. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. With respect to arrangements that include payments for a development or regulatory milestone payment, the Company evaluates whether the associated event is considered probable of achievement and estimate the amount to be included in the transaction price using the most likely amount method. Milestone payments that are not within the Company’s control or the licensee, such as those dependent upon receipt of regulatory approval, are not considered to be probable of achievement until the triggering event occurs. At the end of each reporting period, the Company re-evaluates the probability of achievement of each milestone and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment. For arrangements that include sales-based royalties, including milestone payments based upon the achievement of a certain level of product sales, wherein the license is deemed to be the sole or predominant item to which the payments relate, the Company recognizes revenue upon the later of: (i) when the related sales occur or (ii) when the performance obligation to which some or all of the payment has been allocated has been satisfied (or partially satisfied). Consideration that would be received for optional goods and/or services is excluded from the transaction price at contract inception.

For arrangements with more than one performance obligation, the Company generally allocates the transaction price to each performance obligation based on a relative standalone selling price basis. The Company develops assumptions that require judgment to determine the standalone selling price for each performance obligation in consideration of applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated research and development costs. However, in certain instances, the Company may allocate variable consideration entirely to one or more performance obligation if the terms of the variable consideration relate to the satisfaction of the respective performance obligation and the amount allocated is consistent with the amount the Company would expect to receive for the satisfaction of the respective performance obligation.

The Company recognizes revenue based on the amount of the transaction price that is allocated to each respective performance obligation when or as the performance obligation is satisfied by transferring a promised good or service to the customer. For performance obligations that are satisfied at a point in time, the Company recognizes revenue when control of the goods and/or services is transferred to the customer. For performance obligations that are satisfied over time, the Company recognizes revenue by measuring the progress toward complete satisfaction of the performance obligation using a single method of measuring progress which depicts the performance in transferring control of the associated goods and/or services to the customer. With respect to arrangements containing a license to its intellectual property that is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from amounts allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.

Contract Liabilities

The Company records a contract liability, classified as deferred revenue on its condensed consolidated balance sheet, when it has received payment but has not yet satisfied the related performance obligations. In the event of an early termination of a contract with a customer, any contract liabilities would be recognized in the period in which all Company obligations under the agreement have been fulfilled.

Research and Development Costs
Research and development costs are expensed in the period incurred. Research and development expenses consist of both internal and external costs such as payroll, consulting, and manufacturing costs associated with the development of the Company’s product candidates. Costs for certain development activities, such as clinical trials and manufacturing development activities, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, and information provided to the Company by its vendors on their actual costs incurred or level of effort expended. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the unaudited condensed consolidated balance sheets as prepaid or accrued research and development expenses.
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
Recently Adopted Accounting Pronouncements
Income Taxes
In December 2019, the FASB issued ASU No. 2019 -12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard was effective for the Company on January 1, 2021 and it includes several provisions which simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and increasing consistency and clarity for the users of financial statements. The Company adopted ASU 2019-12 on January 1, 2021 and has concluded the adoption did not have a material impact on its unaudited condensed consolidated financial statements.

Accounting Pronouncements Issued and Not Adopted as of March 31, 2021
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU No 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-03 (“ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the Company on January 1, 2023, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its financial position and results of operations, as well as the timing of its adoption of this standard.
Debt with Conversion and Other Options
On August 5, 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU-2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models in ASC 470-20 that require separate accounting for embedded conversion features from convertible instruments. As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Additionally, the guidance simplifies the evaluation of whether a contract in the issuer’s own equity can be classified in equity or an embedded feature qualifies for the derivative scope exception. Although the guidance is not effective until 2022, early adoption of ASU 2020-06 is permitted for all entities for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of this new guidance on the Company’s condensed consolidated financial statements and related disclosures.

3. ALJ Commercialization and License Agreement

On March 17, 2021, the Company entered into a commercialization and license agreement (the “ALJ Agreement”) with ALJ. Pursuant to the ALJ Agreement, the Company granted to ALJ an exclusive, non-transferable, sublicensable license to the Company’s product candidate, EDP1815 (together with any replacement or second products of the Company described below, the “Products”) solely (i) to conduct development activities relating to the Products allocated to ALJ in a development plan agreed with the Company, (ii) to conduct manufacturing activities relating to the Products in all therapeutic uses in humans (the “Field”) throughout the world, subject to certain conditions and requirements, and (iii) to commercialize the Products in the Field in all countries of Africa and the Middle East-Turkey, excluding certain restricted countries (the “Territory”). If the Company ceases development of EDP1815 prior to receipt of regulatory approval required for commercialization of EDP1815 in any one of the United States, the United Kingdom, France, Germany, Spain, Italy, China or Japan, then ALJ will have the right to designate another product candidate of the Company as a replacement to EDP1815 or terminate the ALJ Agreement, subject to certain conditions and requirements. Further, for the first two years of the term, ALJ has the option to negotiate with the Company to add a second product candidate of the Company subject to certain conditions and requirements, for an additional license fee not to exceed $7.5 million.

In consideration for the rights the Company granted under the ALJ Agreement, ALJ obligated to pay to the Company a one-time, non-refundable upfront payment of $7.5 million. The parties will also share the future operating profits and losses for all Products in the Territory equally (50:50) as well as certain development, regulatory and commercialization costs. The Company concluded that the delivery of the license to ALJ, should be accounted for under ASC 606. The development, regulatory and commercialization activities within the Territory will be accounted for under ASC 808.

The Company has not recognized any revenue under the ALJ Agreement to date as they have not completed any performance obligation within the agreement. As of March 31, 2021, the Company has recognized $7.5 million of deferred revenue, which is classified as a non-current liability in the accompanying unaudited condensed consolidated balance sheets as the performance obligation is not expected to be completed within the next twelve months.

The Company anticipates that payments under the costs share or profit and loss sharing arrangements, will be classified in the statement of operations consistent with the guidance in ASC 808. To date, the Company has not received or made any costs sharing or profit and loss payments.

4. Leases
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
In June 2018, the Company entered into a sublease arrangement with a third party to lease space subject to an operating lease that expired in April 2020. The minimum rental payments received under this agreement totaled $0.1 million for the three months ended March 31, 2020 and were equivalent to the minimum payments due from the Company to the landlord.
For the three months ended March 31, 2021 and March 31, 2020, the Company recorded rent expense of $0.7 million. There was no sublease rental income for the three months ended March 31, 2021. For the three months ended March 31, 2020, the Company recorded rent expense net of sublease rental income of $0.2 million. Sublease rental income is inclusive of rental payments, taxes and operating expenses.
The minimum aggregate future lease commitments at March 31, 2021, are as follows (in thousands):

Amount
2021 (excluding payments made as of March 31, 2021)	$1,990
2022	3,062
2023	3,154
2024	3,249
2025	2,491
Total lease payments	13,946
Less imputed interest	(2,741)
Total	$11,205

Other information:
Operating cash flows used for operating leases	$738
Weighted-average remaining lease term (in years)	4.5
Weighted-average discount rate	9.5%

5. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of March 31, 2021 and December 31, 2020 (in thousands):

Description	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds included within cash and cash equivalents	$121,578	$121,578	$—	$—
Total	$121,578	$121,578	$—	$—

Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds included within cash and cash equivalents	$64,370	$64,370	$—	$—
Total	$64,370	$64,370	$—	$—
As of March 31, 2021 and December 31, 2020, the Company's cash equivalents have been initially valued at the transaction price and subsequently valued utilizing a third party pricing service. The Company validates the prices provided by its third-party pricing service by understanding the models used and obtaining market values from other pricing sources.
6. Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Property and equipment:
Lab equipment	$8,997	$8,831
Leasehold improvements	2,157	2,157
Furniture and fixtures	822	822
Computers and software	230	230
Office equipment	3	3
Construction-in-process	1,206	1,078
Property and equipment	13,415	13,121
Less: accumulated depreciation	(6,179)	(5,643)
Property and equipment, net	$7,236	$7,478
The Company recognized $0.5 million of depreciation expense for the three months ended March 31, 2021 and March 31, 2020.

7. Loan and Security Agreements
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

The 2019 Credit Facility contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and occurrence of a material adverse effect. The Company has determined that the risk of subjective acceleration under the material adverse events clause was remote and therefore has classified the long-term portion of the outstanding principal in non-current liabilities. Upon the occurrence and continuation of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the administrative agent, collateral agent, and lenders may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the 2019 Credit Facility and under applicable law. As of March 31, 2021, the Company was in compliance with all covenants under the 2019 Credit Facility.

The Company has the following minimum aggregate future loan payments at March 31, 2021 (in thousands).

Twelve month period ending March 31,	Amount
2022	$3,545
2023	13,387
2024	13,387
2025	6,912
Total minimum payments	37,231
Less amounts representing interest and discount	(7,059)
Total Debt	$30,172
Interest expense was approximately $0.8 million and $0.4 million for the three months ended March 31, 2021 and 2020.

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
On August 6, 2017, the Company and the Mayo Clinic entered into a license agreement (“2017 Mayo License Agreement”). Under the 2017 Mayo License Agreement, the Mayo Clinic granted the Company (i) an exclusive, worldwide, sublicensable license under the Mayo Clinic’s rights to certain intellectual property and microbial strains and (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how, in each case, to develop and commercialize certain microbial strains and licensed products incorporating any such strains. As consideration, the Company paid a nonrefundable upfront fee of $0.2 million and will pay annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2017. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe the Mayo Clinic milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $56.0 million in the aggregate, as well as royalties on net sales of licensed products in low single-digit percentages. As of March 31, 2021, the Company has incurred milestone payments to date totaling approximately $0.3 million under the agreement of which no amounts are currently due.
University of Chicago
On March 10, 2016, the Company and the University of Chicago entered into a patent license agreement (“2016 University of Chicago Agreement”). Under the 2016 University of Chicago Agreement, the University of Chicago granted the Company (i) an exclusive, royalty-bearing and sublicensable license under the Licensed Patents and (ii) a non-exclusive, royalty-bearing, sublicensable license to access the technical information to diligently develop and commercialize Licensed Products. As consideration, the Company paid a nonrefundable upfront fee of less than $0.5 million and will pay annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2016. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe the University of Chicago milestone payments, totaling an aggregate of approximately $60.9 million upon the achievement of certain development, regulatory, and commercial milestones, as well as royalties on net sales of licensed products ranging from low to high single-digit percentages. As of March 31, 2021, the Company has incurred milestone payments to date totaling approximately $0.4 million under the agreement of which no amounts are currently due.

9. Commitments and Contingencies
Collaboration Agreement with Sacco S.r.l.
In July 2019, the Company entered into an agreement with Sacco S.r.l. ("Sacco"), an affiliate of one of the Company’s existing contract manufacturing organizations, pursuant to which and subject to certain exceptions for pre-existing products for pre-existing customers, Sacco will manufacture and supply single strain, non-genetically modified microbes intended for oral delivery or oral use in pharmaceutical products exclusively for the Company for a period of five years. Sacco may terminate the agreement if the provision of manufacturing services has been, or is scheduled to be, inactive for a period of six consecutive months. The Company has agreed to pay Sacco an aggregate of €3.0 million, €0.6 million annually, during the exclusivity period. The Company has incurred annual exclusivity fees to date totaling approximately €1.2 million, and no amounts are currently due as of March 31, 2021.
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

On February 12, 2021, the European Patent Office issued a Communication of a Notice of Opposition for European patent EP 3223834, which is held by the Company. The Company is evaluating its available options and deciding next steps with respect to this matter. The patent at issue does not relate to any of the Company’s current product candidates, and receipt of this communication and/or any subsequent proceeding is not expected to affect any of the Company’s current development plans.

10. Stockholders’ Equity
Common Stock
On June 3, 2019, the Company filed a Shelf with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million for a period of up to three years from the date of the filing. The Company also simultaneously entered into the ATM, providing for the offering, issuance and sale by the Company of up to an aggregate $50.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf. For the three months ended March 31, 2021, the Company sold 139,734 common shares under the ATM with offering prices ranging between $12.54 and $13.17 per share for gross proceeds of $1.8 million and net proceeds of $1.7 million, after deducting commission and other offering expenses payable by the Company.
On February 2, 2021, the Company sold 5,175,000 shares of its common stock in an underwritten public offering at a public offering price of $15.00 per share, including the underwriters' exercise of their option to purchase 675,000 shares to cover over-allotment, generating gross proceeds of $77.6 million and net proceeds of underwriting discounts and commission of $72.7 million, after deducting underwriting discounts and commission and other offering expenses paid by the Company.

On February 2, 2021, ALJ Health Care purchased $7.5 million of the Company's common stock in a private placement at a purchase price of $15.00 per share, equal to the public offering price per share at which the Company's common stock was sold to the public as referred above. The sale of such shares will not be registered under the Securities Act.
11. Stock-Based Compensation
2018 Incentive Award Plan
The Company’s board of directors adopted on April 18, 2018, and the Company’s stockholders approved, the 2018 Incentive Award Plan (the “2018 Plan”), which became effective May 8, 2018 and under which the Company may grant cash and equity-based incentive awards to the Company’s employees, officers, directors, consultants and advisors. Following the effectiveness of the 2018 Plan, the Company ceased making grants under the 2015 Stock Incentive Plan (as amended, the "2015 Plan"). The 2018 Plan initially allowed the Company to grant awards for up to 1,344,692 shares of common stock plus that number of shares of common stock subject to awards outstanding under the 2015 Plan that expire, lapse or become terminated or are exchanged for cash, surrendered, repurchased, canceled without having been fully exercised or forfeited following the effective date of the 2018 Plan. Each year starting with 2019 and ending in and including 2028, the number of shares available for grants of awards under the 2018 Plan will be increased automatically on January 1 by a number of shares of common stock equal to the lesser of 4% of the shares of common stock outstanding on the final day of the preceding calendar year or the number of shares determined by the Company’s board of directors. Accordingly, on January 1, 2021 and 2020, the number of shares authorized for issuance under the 2018 Plan was increased by 1,898,805 shares and 1,286,824 shares, respectively. The 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it.
The exercise price of stock options granted under the 2018 Plan is not less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the board of directors and are subject to the provisions of the 2018 Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options provide for accelerated vesting in the event of a change in control. Awards granted to non-employee consultants generally vest monthly over a period of one to four years. Stock options granted under the 2018 Plan expire no more than 10 years from the date of grant. As of March 31, 2021, stock options awards covering up to 6,144,101 shares of the Company’s common stock have been issued under the 2018 Plan, of which 22,076 have been exercised and 916,652 have been canceled. As of March 31, 2021, 1,024,039 shares of common stock are available for future grant under the 2018 Plan.

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
Under the 2015 Plan, the Company was authorized to grant equity awards up to an aggregate of 5,417,044 shares of common stock. As of March 31, 2021, an aggregate of 5,758,518 options and other equity awards had been granted under the 2015 Plan, of which 1,404,004 have been exercised, 1,269,395 have been canceled and 18,468 have been repurchased as of March 31, 2021. A total of 113,006 shares previously reserved under the 2015 Plan that had not been exercised or were otherwise subject to outstanding exercise awards were no longer authorized for issuance under the 2015 Plan as of May 8, 2018.
Stock-Based Compensation Expense
Stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
General and administrative	$1,441	$889
Research and development	1,823	1,066
Total stock-based compensation expense	$3,264	$1,955
Stock Options
A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2020	6,610,662	$6.55
Granted	1,767,919	16.39
Exercised	(45,299)	5.19
Canceled	(42,782)	9.64
Options outstanding at March 31, 2021	8,290,500	$8.62
Exercisable as of March 31, 2021	4,023,854	$5.85
The weighted-average fair value of options granted during the three months ended March 31, 2021 and 2020 was $12.07 and $4.81, respectively.
As of March 31, 2021, total unrecognized stock-based compensation expense relating to unvested stock options was $32.0 million. This amount is expected to be recognized over a weighted average period of 2.65 years.

Restricted Stock Unit
A summary of the Company’s restricted stock unit (RSU) activity and related information is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2020	284,000	$4.41
Granted	102,796	16.65
Vested	—	—
Forfeited	(1,546)	16.65
Unvested balance at March 31, 2021	385,250	$7.63
Stock-based compensation expense related to RSUs was $0.2 million for the three months ended March 31, 2021.
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

The compensation expense recognized related to the ESPP for the three ended March 31, 2021 and 2020 was not material. There was a total of 27,587 shares purchased under the ESPP during the three months ended March 31, 2021. There were no shares purchased under the ESPP during the three months ended March 31, 2020.
12. Income Taxes
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
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act contained several key provisions including: (i) five year carryback of net operating losses (“NOLs”), (ii) increase in amount of business interest expense deductible under Section 163(j) of the Internal Revenue Code from 30% to 50% for tax years 2019 and 2020, (iii) delay of payment of employer payroll taxes, (iv) temporary refundable employee retention credit, (v) suspension of certain aviation and alcohol excise taxes and (vi) technical correction for qualified improvement property. As of March 31, 2021, the Company had deferred $0.4 million in employer payroll taxes pursuant to the CARES Act, of which $0.2 million is included in the accrued expenses and $0.2 million is included in the other noncurrent liabilities in these unaudited condensed consolidated balance sheets.
For both three months ended March 31, 2021 and 2020 the Company recorded a tax provision of $0.1 million, primarily related to the Company's wholly-owned UK subsidiary.

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
The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Unvested common stock from early exercise of options	18,386	48,263
Stock options to purchase common stock	8,290,500	6,352,031
RSUs	385,250	—
Common stock offering from ESPP	7,786	14,043
Total	8,701,922	6,414,337

14. Related Party Transactions
The Company receives clinical advisory services from Weatherden Ltd. (“Weatherden”) under agreements that were entered into during 2017 and 2018. Duncan McHale, the Company’s Chief Medical Officer, is a part owner of Weatherden. During the three months ended March 31, 2021 and 2020, the Company paid Weatherden $0.1 million and $0.2 million, respectively. As of March 31, 2021 and 2020, the amount due to Weatherden under the supply of service agreement was approximately $0.1 million in each period.
In June 2018, the Company entered into a subleasing arrangement with Ring Therapeutics, Inc. (formerly VL46, Inc.), an affiliate of one of its stockholders, Flagship Venture Funds. Under the terms of the sublease, the Company invoiced Ring Therapeutics for an aggregate $0.9 million in rent payments which were due during the period from July 1, 2018 through April 30, 2020, the sublease expiration date, plus related taxes and lease operating costs. For the three months ended March 31, 2020, $0.2 million related to this sublease, inclusive of rent payments, taxes and operating expenses, has been recorded as an offset to operating expense within the unaudited condensed consolidated statements of operations.

The Company entered into a consulting agreement with David Epstein (the "Consulting Agreement"), the Company's Chairman of the Board, effective September 16, 2019 pursuant to which Mr. Epstein provides strategic advisory and other consulting services to the Company. The Consulting Agreement was amended on October 15, 2020 and again on April 9, 2021, and now has a term that is scheduled to end on June 30, 2022 unless terminated earlier by either Mr. Epstein or the Company upon 30 days’ notice, or 24 hours’ notice by the non-breaching party in the event of a breach. In accordance with the terms of the Consulting Agreement, on September 16, 2019, Mr. Epstein was granted an option to purchase 75,000 shares of the Company’s common stock, which award vests in 36 equal monthly installments subject to his continued provision of consulting services to the Company pursuant to the Consulting Agreement on the applicable vesting dates. Under the Consulting Agreement as amended on October 15, 2020, Mr. Epstein also is entitled to receive (i) an annual equity award on each anniversary of the effective date of the Consulting Agreement in the form of an option to purchase shares of the Company’s common stock having an aggregate grant date fair market value equal to approximately $0.2 million, as determined by the Board in its discretion based on customary option pricing methodologies, which award vests in 12 equal monthly installments following the grant date, subject to his continued provision of consulting services to the Company pursuant to the Consulting Agreement on the applicable vesting date, and (ii) an aggregate annual cash consulting fee of $0.3 million for his consulting services. In the event the Consulting Agreement is renewed for a term of less than one year, the aggregate grant date fair value of the corresponding annual equity award and the resulting number of shares of the Company’s common stock purchasable under such annual equity award and the vesting schedule shall be adjusted proportionately to the length of the renewal term. On October 11, 2020, in connection with the commencement of his second year of service as a consultant to the Company, Mr. Epstein was granted an annual equity award in the form of an option to purchase 44,743 shares of the Company’s common stock, which award vests in nine equal monthly installments, in each case subject to his continued provision of consulting services to the Company pursuant to the Consulting Agreement on the applicable vesting dates. Under the Consulting Agreement as amended on April 9, 2021, effective on June 30, 2021, Mr. Epstein is entitled to receive restricted stock units having an aggregate grant date fair value of approximately $0.5 million, as determined by our Board of Directors in its discretion based on a 10-day trailing average of the closing price of our common stock on the Nasdaq Global Select Market, as his sole compensation for the provision of consulting services to the Company. The restricted stock units will vest in 12 substantially equal monthly installments following June 30, 2021, such that the restricted stock units shall be fully vested on June 30, 2022, subject to his continued provision of consulting services to the Company pursuant to the Consulting Agreement on the applicable vesting date. All of the foregoing options and restricted stock units, to the extent then outstanding, will be subject to accelerated vesting upon the occurrence of a change in control of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report"), including the audited consolidated financial statements and notes thereto contained in our 2020 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described, in or implied, by these forward-looking statements. In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “Evelo,” “Evelo Biosciences,” the “Company,” “we,” “us,” “our” and similar references refer to Evelo Biosciences, Inc. and its consolidated subsidiaries.
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
Clinical Programs
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

As a result of the varying infection rates that have occurred with the pandemic, we have experienced slower than expected enrollment in both trials and, therefore, do not know when we will be able to report data from the clinical trial being conducted at the Robert Wood Johnson University Hospital or TACTIC-E. In order to expedite patient recruitment and expand access to potential therapies for COVID-19, new trial sites have been opened for TACTIC-E, including in the United Kingdom, Brazil and Mexico.

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

Psoriasis and atopic dermatitis

Phase 2 clinical trial in psoriasis

Based on previously reported positive clinical data in two cohorts of individuals with mild to moderate psoriasis in a Phase 1b clinical trial, we have advanced EDP1815 into a Phase 2 dose ranging trial, evaluating three doses of EDP1815 in capsules versus placebo in approximately 225 individuals with mild and moderate psoriasis. The primary endpoint of the trial is the mean reduction in Psoriasis Area and Severity Index (PASI) score at 16 weeks. Other clinical measures of psoriasis are also being evaluated. We initiated the Phase 2 clinical trial in October 2020, and have completed enrollment and plan to report topline data in the third quarter of 2021. Clinical data from this trial, if positive, may enable us to advance directly into Phase 3 registrational trials, subject to end of Phase 2 discussions with regulatory agencies.

We intend to evaluate EDP1815 in additional inflammatory disease indications, depending on the results from the Phase 2 trial. Potential indications include psoriatic arthritis, axial spondylarthritis and rheumatoid arthritis.

Phase 1b clinical trial in atopic dermatitis

In November 2018, we initiated our ongoing Phase 1b double-blind placebo-controlled dose-escalating safety and tolerability study of EDP1815 in healthy volunteers and individuals with mild and moderate psoriasis or atopic dermatitis. The primary endpoint of the phase 1b trial is safety and tolerability.

In December 2020 and January 2021, we reported positive clinical data from a cohort of patients with mild and moderate atopic dermatitis (n=24), randomized 2:1 to receive EDP1815 in capsules or placebo for 56 days. Atopic dermatitis is the most common type of eczema. EDP1815 was well-tolerated with no treatment-related adverse events of moderate or severe intensity, and no serious adverse events. Secondary endpoints included a range of established markers of clinical efficacy in atopic dermatitis, such the Eczema Area and Severity Index (“EASI”), the Investigator’s Global Assessment times body surface are (“IGA* BSA”), and the SCORing Atopic Dermatitis (“SCORAD”) scores.

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

In addition to physician-reported clinical outcomes, this trial also assessed patient-reported outcomes. Treatment with EDP1815 resulted in clinically meaningful improvement in the Dermatology Life Quality Index (“DLQI”) and the Patient-Oriented Eczema Measure (“POEM”). These patient-reported outcomes capture the important impact of the disease on patients, including the domains of itch and sleep, both of which saw improvements in patients receiving EDP1815 in the trial. All five measures of itch within the Pruritus-Numerical Rating Scale “(Pruritus-NRS”), SCORAD, POEM, and DLQI showed greater improvements in the treated group at day 56 compared with placebo. These results provide further evidence that modulating SINTAX can drive significant clinical benefit without the need for systemic exposure.

Subject to regulatory approval, we anticipate initiation of a Phase 2 trial of EDP1815 in atopic dermatitis in the third quarter of 2021.

EDP1867

EDP1867 is an inactivated investigational oral biologic being developed for the treatment of inflammatory diseases. EDP1867 was selected from a broad screen of single strains of microbes in in vitro cellular assays and in vivo models of inflammation. In preclinical studies EDP1867 was shown to resolve multiple pathways of inflammation. This observed activity suggests a number of possible initial clinical indications for EDP1867, including TH2-dependent inflammation which underlies atopic diseases and a large spectrum of asthma. We initiated our first Phase 1b clinical trial of EDP1867 in healthy volunteers and patients with moderate atopic dermatitis in February 2021 and expect to report interim data in the fourth quarter of 2021.

EDP2939

EDP2939 is an extracellular vesicle (EV) investigational oral biologic being developed for the treatment of inflammatory diseases. EDP2939 is the first EV product candidate we have nominated in our inflammation program and we anticipate initiation of clinical development in 2022.

EDP1908

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

Collaborations

In March 2021, we announced a strategic collaboration to develop and commercialize our lead inflammation product candidate, EDP1815, in the Middle East, Turkey, and Africa with Meddist Company Limited ("ALJ"), a company focused on accelerating access to affordable modern medical care while addressing unmet medical needs in developing markets around the world.

Together, we and ALJ will work to address the significant disparity in access to medical care in the fastest-growing populations and growth economies of the developing world. Africa’s population is projected to reach 1.7 billion by 2030 and 2.5 billion by 2050.

Under the terms of the agreement, we will receive an upfront payment from ALJ. We will be primarily responsible for the development and manufacturing of EDP1815 worldwide, whilst ALJ will be primarily responsible for development, regulatory submissions and commercialization activities in the agreed-upon regions. ALJ and we will participate in a 50:50 profit share arrangement. See Note 3 of the notes to our unaudited condensed consolidated condensed financial statements in this Quarterly Report on Form 10-Q for additional information regarding the commercialization and license agreement with ALJ.
Financing
Since our incorporation in 2014, we have devoted substantially all of our resources to developing our clinical and preclinical candidates, building our intellectual property portfolio and process development and manufacturing function, business planning, raising capital and providing general and administrative support for these operations.
We are a development stage company and have not generated any revenue. All of our product candidates are in early clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses and we continue to incur significant research and development and other expenses related to our operations. For the three months ended March 31, 2021, our net loss was $28.2 million. As of March 31, 2021, we had an accumulated deficit of $320.7 million. We do not expect to generate revenue from sales of any products for the foreseeable future, if at all.
We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we:
•continue the ongoing trials for EDP1815 and EDP1867;
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

During the three months ended March 31, 2021, pursuant to the June 2019 sales agreement with Cowen and Company, LLC, we sold 139,734 shares of our common stock in “at-the-market” offerings under a registration statement on Form S-3 that we previously filed with the SEC with offering prices ranging between $12.54 to $13.17 per share for gross proceeds of $1.8 million and net proceeds of $1.7 million, after deducting commission and other offering expenses payable by us.
On February 2, 2021, we sold 5,175,000 shares of our common stock in an underwritten public offering at a public offering price of $15.00 per share, including the underwriters' exercise of their option to purchase 675,000 shares to cover over-allotment, generating gross proceeds of $77.6 million and net proceeds of underwriting discounts and commission of $72.7 million, after deducting underwriting discounts and commission and other offering expenses paid by us.

On February 2, 2021, ALJ Health Care purchased $7.5 million of our common stock in a private placement at a purchase price of $15.00 per share, equal to the public offering price per share at which our common stock was sold to the public as referred above. The sale of such shares was not registered under the Securities Act.
As of March 31, 2021, our principal source of liquidity is cash and cash equivalents, which totaled approximately $124.6 million. We expect that our existing cash and cash equivalents as of March 31, 2021, together with expected proceeds from an upfront payment under the Company's commercialization and license agreement with ALJ, will enable us to fund our planned operating expenses and capital expenditure requirements into the third quarter of 2022. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources."
Financial Operations Overview
Revenue
We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. As discussed in Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we have entered into a collaboration agreement that will result in the recognition of $7.5 million of revenue upon regulatory approval of EDP1815 in certain designated markets. If our development efforts for our current product candidates or additional product candidates that we may develop in the future are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

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
We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized when there is no alternative future use for the research and development. The capitalized amounts are expensed as the related goods are delivered or the services are performed.
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we continue to implement our business strategy, continue our ongoing clinical trials for our product candidates, including EDP1815 and EDP1867, initiate additional clinical trials for EDP1815, continue to discover and develop additional product candidates, seek regulatory approvals for any products that successfully complete clinical trials, build manufacturing capabilities, hire additional research and development personnel, and expand into additional therapeutic areas.

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
Interest Expense, Net
Interest expense, net primarily consists of interest expense incurred on our debt offset by interest earned on our cash, cash equivalents. During each of the three months ended March 31, 2021 and 2020, interest expense, net consisted primarily of interest at the stated rate on borrowings under our loan and security agreements and amortization of deferred financing costs and interest expense related to the accretion of debt discount offset by interest earned on institutional money market instruments and U.S. treasury securities.
Other Income, Net
Other income, net for the three months ended March 31, 2021 and 2020 primarily consists of foreign currency gains and government grants related to our operations in the United Kingdom.
Income Taxes
Income tax expense for the three months ended March 31, 2021 and 2020 reflects the provision for income taxes at our wholly owned UK subsidiary.
Since our inception in 2014, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Operating expenses:
Research and development	$21,508	$17,419	$4,089
General and administrative	5,963	5,842	121
Total operating expenses	27,471	23,261	4,210
Loss from operations	(27,471)	(23,261)	(4,210)
Other (expense) income:
Interest expense, net	(765)	(181)	(584)
Other income, net	162	466	(304)
Other (expense) income, net	(603)	285	(888)
Loss before income taxes	(28,074)	(22,976)	(5,098)
Income tax expense	(122)	(65)	(57)
Net loss	$(28,196)	$(23,041)	$(5,155)
Research and Development Expenses (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Platform expenses	$2,914	$3,736	$(822)
Inflammation programs	10,690	6,868	3,822
Oncology programs	916	1,304	(388)
Research and development personnel costs (including stock-based compensation)	6,988	5,511	1,477
Total research and development expenses	$21,508	$17,419	$4,089

Research and development expenses were $21.5 million for the three months ended March 31, 2021, compared to $17.4 million for the three months ended March 31, 2020. The increase of $4.1 million was primarily driven by higher inflammation program costs of $3.8 million from the progression of EDP1815 into two Phase 2 studies, one for psoriasis and one for atopic dermatitis, and progression of EDP1867 into a Phase 1 clinical trial, partially offset by the closeout of the EDP1066 program. In addition, there were higher personnel costs of $1.5 million due to increases in clinical development and technical operations headcount to support increased clinical program activities. These increases were partially offset by a decrease in platform expenses of $0.8 million primarily driven by termination of collaboration agreement with Harvard University, timing of spending for lab supplies, and less travel as a result of the COVID-19 pandemic. In addition, there was a $0.4 million decrease in expenses for our oncology programs primarily related to the stage of clinical trial and the impact of the COVID-19 pandemic on patient recruitment. Overall, we expect that our research and development expenses will continue to increase in the foreseeable future as we continue our clinical trials for our product candidates, including EDP1815 and EDP1867, initiate new clinical trials, expand into additional therapeutic areas, continue discovery and development efforts for additional product candidates, hire additional research and development personnel, and seek to increase manufacturing capabilities.

General and Administrative Expenses (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
General and administrative personnel costs (including stock-based compensation)	$3,553	$3,145	$408
Professional fees	1,524	1,196	328
Facility costs, office expense and other	886	1,501	(615)
Total general and administrative expenses	$5,963	$5,842	$121

General and administrative expenses were $6.0 million for the three months ended March 31, 2021, compared to $5.8 million for the three months ended March 31, 2020. The increase of $0.1 million was primarily driven by an increase of $0.4 million related to an increase in headcount partially offset by net lower cost of $0.3 million associated with professional fees, facilities and office operations as a result of the COVID-19 pandemic. We expect general and administrative expenses to increase due to higher personnel and related costs, professional, legal, and patent fees and consulting expenses in support of our continued growth.
Other (Expense) Income, Net

Other (expense) income, net for the three months ended March 31, 2021 was expense of $0.6 million compared to income of $0.3 million for the three months ended March 31, 2020. The $0.9 million increase in other expenses was primarily driven by (i) a decrease in interest income as a result of lower interest rates and an increase in interest expense as a result of a higher interest rate on a greater principal balance from the 2019 Credit Facility, and (ii) a decrease in foreign currency gains and a grant related to our operations in the United Kingdom.
Net Loss
Net loss for the three months ended March 31, 2021 was $28.2 million, compared to $23.0 million for the three months ended March 31, 2020. The increase of $5.2 million was primarily the result of the increases in research and development expenses, general and administrative expenses and decrease in other (expense) income, net discussed above.
Liquidity and Capital Resources
We have incurred losses and generated negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $28.2 million and $23.0 million for the three months ended March 31, 2021 and 2020, respectively. To date, we have financed our operations primarily with proceeds from public and private offerings of our common stock, sales of our convertible preferred stock to our equity investors and borrowings under our debt facilities. From our inception through March 31, 2021, we have received gross proceeds of $414.3 million from such transactions, including a net $30.0 million borrowed under our debt facilities. As of March 31, 2021, we had cash and cash equivalents of $124.6 million and an accumulated deficit of $320.7 million.
For the three months ended March 31, 2021, pursuant to the June 2019 sales agreement with Cowen, we sold 139,734 shares of our common stock, in “at-the-market” offerings under a registration statement on Form S-3 that we previously filed with the SEC with offering prices ranging between $12.54 to $13.17 per share for gross proceeds of $1.8 million and net proceeds of $1.7 million, after deducting commission and other offering expenses payable by us.
On February 2, 2021, we sold 5,175,000 shares of our common stock in an underwritten public offering at a public offering price of $15.00 per share, including the underwriters' exercise of their option to purchase 675,000 shares to cover over-allotment, generating gross proceeds of $77.6 million and net proceeds of underwriting discounts and commission of $72.7 million, after deducting underwriting discounts and commission and other offering expenses paid by us.

On February 2, 2021, ALJ Health Care purchased $7.5 million of our common stock in a private placement at a purchase price of $15.00 per share, equal to the public offering price per share at which our common stock was sold to the public as referred above. The sale of such shares will not be registered under the Securities Act.
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
We expect that our existing cash and cash equivalents as of March 31, 2021, together with expected proceeds from an upfront payment under the Company's commercialization and license agreement with ALJ, will enable us to fund our planned operating expenses and capital expenditure requirements into the third quarter of 2022.
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
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash used in operating activities	$(26,280)	$(19,515)
Cash used in investing activities	(314)	(429)
Cash provided by financing activities	82,328	226
Net increase (decrease) in cash, cash equivalents and restricted cash	$55,734	$(19,718)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2021 was $26.3 million driven primarily by our net loss of $28.2 million. This was partially offset by non-cash charges including stock-based compensation expense of $3.3 million, non-cash lease expense of $0.4 million, depreciation expense of $0.5 million, non-cash interest expense of $0.1 million and changes in components of working capital.
Net cash used in operating activities for the three months ended March 31, 2020 was $19.5 million driven primarily by our net loss of $23.0 million. This was partially offset by non-cash charges including stock-based compensation expense of $2.0 million, non-cash lease expense of $0.6 million, depreciation expense of $0.5 million, non-cash interest expense of $0.1 million and changes in components of working capital.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021 was $0.3 million, driven by the purchase of capital equipment totaling $0.3 million during the period.
Net cash used in investing activities for the three months ended March 31, 2020 was $0.4 million, primarily consisting of the purchase of capital equipment which totaled $0.4 million during the period.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2021 was $82.3 million, consisting of proceeds from the issuance of common stock, net of issuance costs totaling $82.0 million and proceeds from the issuance of common stock under the ESPP and the exercise of stock options totaling $0.3 million.
Net cash provided by financing activities for the three months ended March 31, 2020 was $0.2 million, consisting of proceeds from the exercise of stock options.
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
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. These items, including estimates related to the application of ASC 606 to our collaboration agreement with ALJ, accrued research and development expenses and stock-based compensation, are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.
Except as described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies during the three months ended March 31, 2021 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K that was filed with the SEC on March 9, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide this information.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claim or proceeding, regardless of the merits, is inherently uncertain. We are not subject to any material legal proceedings.

On February 12, 2021, the European Patent Office issued a Communication of a Notice of Opposition for European patent EP 3223834, which is held by us. We are evaluating the options available to us and deciding next steps with respect to this matter. The patent at issue does not relate to any of our current product candidates, and receipt of this communication and/or any subsequent proceeding is not expected to affect any of our current development plans.

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
Since inception, we have incurred significant operating losses. Our net loss was $28.2 million three months ended March 31, 2021. Our net loss was $93.7 million and $85.5 million for the years ended December 31, 2020 and 2019, respectively. As of March 31, 2021, we had an accumulated deficit of $320.7 million. Through March 31, 2021, we have financed our operations through private placements of our preferred stock, borrowings under loan and security agreements and proceeds from equity offerings of our common stock. We have devoted substantially all of our financial resources and efforts to developing our platform, identifying potential product candidates and conducting preclinical and clinical trials. We are in the early stages of developing our product candidates, and we have not completed the development of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:
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

During the first quarter of 2021 we raised net proceeds of $82.0 million from the issuance of common stock. We expect that our existing cash and cash equivalents as of March 31, 2021, together with expected proceeds from an upfront payment under the Company's commercialization and license agreement with ALJ, will enable us to fund our planned operating expenses and capital expenditure requirements into the third quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•    the progress and results of any ongoing and future clinical trials;

•    the cost of manufacturing clinical supplies of our product candidates, including EDP1815, EDP1867,
    EDP2939 and EDP1908;

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

Our 2019 Credit Facility with K2HV for $45.0 million is secured by a lien covering substantially all of our personal property, excluding intellectual property. Contemporaneous with the closing of the first tranche of funding under the 2019 Credit Facility, we repaid the entire $15.0 million loan balance outstanding under our prior loan and security agreement with Pacific Western Bank. As of March 31, 2021, the outstanding principal balance under the 2019 Credit Facility was $30.0 million, resulting from the closing of the first tranche of funding which occurred on July 19, 2019 and second tranche of funding which occurred on July 14, 2020. The third tranche expired on January 15, 2021. The 2019 Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries.
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

•    our CROs, CMOs and other third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

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

•    delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

•    delays or difficulties in enrolling patients in our clinical trials;

•    delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•    delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruptions in global shipping that may affect the transport of clinical trial materials;

•    changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;

•    diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•    interruptions of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by governments, employers and others or interruption of clinical trial subject visits and study procedures (such as skin biopsies that are deemed non-essential activities), which may impact the integrity of subject data and clinical trials endpoints;

•    risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•    interruptions or delays in the operations of the FDA and EMA, which may impact review and approval timelines;

•    interruptions of, or delays in receiving, supplies of our product candidates from our CMOs due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•    limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•    refusal of the FDA to accept data from clinical trials in affected geographies;

•    impacts from prolonged remote work arrangements, such as increased cybersecurity risks and strains on our business continuity plans; and

•    delays or difficulties with equity offerings due to disruptions and uncertainties in securities markets.
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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-

party payors, physicians and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

•    analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to our business practices, including but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-
party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, pricing information or marketing expenditures; and

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

•    speculative trading in and short sales of our stock, as well as trading phenomena such as the “short squeeze”;

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

Based on the number of shares of common stock outstanding as of March 31, 2021, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, shares representing approximately 67% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership control may have the effect of delaying, deferring or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 18.4 million shares of our common stock as of March 31, 2021 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, including entities affiliated with Flagship Pioneering, until such shares can otherwise be sold without restriction under Rule 144 of the Securities Act or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Our restated certificate of incorporation provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders and our bylaws designate the federal district courts of the United States as the exclusive forum for actions arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty owed by any director, officer, employee or stockholder to us or our stockholders, any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware or any action asserting a claim governed by the internal affairs doctrine. In addition, our bylaws provide that the federal district courts of the United States are the exclusive forum for any complaint raising a cause of action arising under the Securities Act. We believe these provisions benefit us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes and in the application of the Securities Act by federal judges, as applicable, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. The provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes, and may have the effect of discouraging lawsuits, including those against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our restated certificate of incorporation or bylaws to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provision contained in our restated certificate of incorporation or bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our results of operations and financial condition.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Except as disclosed in our Current Report on Form 8-K filed with the SEC on February 2, 2021, there were no sales of unregistered equity securities during the three months ended March 31, 2021.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Evelo Biosciences, Inc.	8-K	001-38473	3.1	5/11/2018
3.2	Amended and Restated Bylaws of Evelo Biosciences, Inc.	8-K	001-38473	3.1	3/18/2021
10.1	Commercialization and License Agreement dated March 17, 2021 by and between Evelo Biosciences, Inc. and Meddist Company Limited	8-K	001-38473	1.1	3/23/2021
10.2	Amendment No. 2 to Consulting Agreement dated April 9, 2021 between Evelo Biosciences, Inc. and David R. Epstein					*
10.3	Amendment dated April 9, 2021 to Letter Agreement between Evelo Biosciences, Inc. and David R. Epstein					*
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

EVELO BIOSCIENCES, INC.

Date: April 29, 2021	By:	/s/ Balkrishan (Simba) Gill, Ph.D.
Balkrishan (Simba) Gill, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: April 29, 2021	By:	/s/ Xiaoli (Jacqueline) Liu
Xiaoli (Jacqueline) Liu
VP of Finance and Controller
(Principal Accounting Officer)