Form 10-Q
period 2021-06-30
Evelo Biosciences, Inc.
filed 2021-07-29
CIK 1694665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2021, the registrant had 53,398,292 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements including those contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our future results of operations and financial position, the anticipated impact of the COVID-19 pandemic on our business, business strategy, prospective products, product approvals, research and development costs, timing and plans for clinical trials, expected timing of the release of clinical trial data, new formulations and product candidates, the scalability of manufacturing for EDP1815, activities related to strategic collaborations and anticipated revenue therefrom, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•federal, state, and foreign regulatory requirements, including regulation of our product candidates by the U.S. Food and Drug Administration (the "FDA");
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
As forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not occur or be achieved, and actual results could differ materially from those projected in the forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan and expressly disclaim any obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
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

Evelo Biosciences, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 2021

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Evelo Biosciences, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except per share and share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$123,333	$68,857
Prepaid expenses and other current assets	3,034	2,123
Total current assets	126,367	70,980
Property and equipment, net	7,520	7,478
Right of use asset - operating lease	9,856	10,757
Other assets	1,315	1,424
Total assets	$145,058	$90,639
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,319	$1,442
Accrued expenses	15,011	16,254
Operating lease liability, current portion	1,812	1,674
Other current liabilities	654	463
Total current liabilities	19,796	19,833
Noncurrent liabilities:
Long-term debt	46,482	30,048
Operating lease liability, net of current portion	8,924	9,989
Deferred revenue	7,500	—
Other noncurrent liabilities	263	284
Total liabilities	82,965	60,154
Commitments and contingencies
Stockholder’s equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 53,416,657 and 47,488,505 shares issued and 53,398,271 and 47,470,119 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	53	47
Additional paid-in capital	414,353	322,957
Accumulated deficit	(352,313)	(292,519)
Total stockholders’ equity	62,093	30,485
Total liabilities and stockholders’ equity	$145,058	$90,639
See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$20,655	$15,174	$42,163	$32,593
General and administrative	7,001	5,071	12,964	10,913
Total operating expenses	27,656	20,245	55,127	43,506
Loss from operations	(27,656)	(20,245)	(55,127)	(43,506)
Other (expense) income:
Interest expense, net	(814)	(458)	(1,579)	(639)
Loss on extinguishment of debt	(3,226)	—	(3,226)	—
Other income, net	151	140	313	606
Total other expense	(3,889)	(318)	(4,492)	(33)
Loss before income taxes	(31,545)	(20,563)	(59,619)	(43,539)
Income tax expense	(53)	(89)	(175)	(154)
Net loss	$(31,598)	$(20,652)	$(59,794)	$(43,693)

Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(0.63)	$(1.14)	$(1.35)
Weighted-average number of common shares outstanding, basic and diluted	53,379,415	32,634,468	52,340,608	32,442,259

See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Six Month Periods Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance-December 31, 2020	47,470,119	$47	$322,957	$(292,519)	$30,485
Issuance of common stock, net	5,814,734	6	81,955	—	81,961
Issuance of common stock under Employee Stock Purchase Plan	27,587	—	90	—	90
Exercise of stock options	45,299	—	235	—	235
Stock-based compensation expense	—	—	3,264	—	3,264
Net loss	—	—	—	(28,196)	(28,196)
Balance-March 31, 2021	53,357,739	$53	$408,501	$(320,715)	$87,839

Exercise of stock options	40,532	—	330	—	330
Stock-based compensation expense	—	—	3,772	—	3,772
Issuance of common stock warrants	—	—	1,750	—	1,750
Net loss	—	—	—	(31,598)	(31,598)
Balance-June 30, 2021	53,398,271	$53	$414,353	$(352,313)	$62,093
See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Six Month Periods Ended June 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance-December 31, 2019	32,170,605	$32	$259,018	$(198,853)	$60,197
Vesting of restricted common stock	13,390	—	7	—	7
Exercise of stock options	137,213	—	226	—	226
Stock-based compensation expense	—	—	1,955	—	1,955
Net loss	—	—	—	(23,041)	(23,041)
Balance-March 31, 2020	32,321,208	$32	$261,206	$(221,894)	$39,344
Issuance of common stock in public offering, net of fees	13,800,000	14	48,393	—	48,407
Stock-based compensation expense	—	—	2,093	—	2,093
Vesting of restricted common stock	11,491	—	5	—	5
Exercise of stock options	3,944	—	9	—	9
Net loss	—	—	—	(20,652)	(20,652)
Balance-June 30, 2020	46,136,643	$46	$311,706	$(242,546)	$69,206

See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(59,794)	$(43,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,036	4,048
Depreciation expense	1,090	1,031
Non-cash interest expense	180	132
Non-cash lease expense	901	1,117
Loss on extinguishment of debt	3,226	—
Gain on sale of fixed assets, net	(4)	(5)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(789)	632
Accounts payable	877	2,812
Accrued expenses and other current liabilities	(987)	(1,001)
Operating lease liabilities	(927)	(1,111)
Deferred revenue	7,500	—
Other liabilities	(21)	147
Net cash used in operating activities	(41,712)	(35,891)
Investing activities
Purchases of property and equipment	(1,151)	(651)
Proceeds from sale of fixed assets	4	6
Net cash used in investing activities	(1,147)	(645)
Financing activities
Proceeds from issuance of common stock, net of issuance cost	81,902	48,641
Proceeds from the issuance of long-term debt, net of issuance costs	14,778	—
Proceeds from issuance of common stock under employee stock purchase plan and exercise of stock options	655	235
Net cash provided by financing activities	97,335	48,876
Net increase in cash, cash equivalents and restricted cash	54,476	12,340
Cash, cash equivalents and restricted cash – beginning of period	70,420	79,333
Cash, cash equivalents and restricted cash – end of period	$124,896	$91,673
Supplemental disclosure of cash flow information
Cash paid for interest	$1,388	$875
Cash paid for Tax	$—	$20
Noncash investing and financing activities
Deferred financing and public offering costs in accounts payable and accrued expenses	$—	$234
Public offering cost in accrued expense	$59	$—
Property and equipment additions in accrued expenses	$172	$248
Issuance of common stock warrants	$1,750	$—
See accompanying notes to the condensed consolidated financial statements.

EVELO BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Organization
Evelo Biosciences, Inc. ("Evelo" or the "Company”) is a biotechnology company which was incorporated in Delaware on May 6, 2014. The Company is discovering and developing a new class of oral biologics that are intended to act on cells in the small intestine to produce therapeutic effects throughout the body. The Company is advancing these oral biologics with the aim of treating a broad range of immune mediated diseases with an initial focus on inflammatory diseases and oncology. The Company is headquartered in Cambridge, Massachusetts.
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
To date, the Company has financed operations primarily with the proceeds from the issuance of common stock combined with proceeds from previous sales of convertible preferred stock to equity investors and debt financing.
On June 3, 2019, the Company filed a Registration Statement on Form S-3 (File No. 333-231911) (the “Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million for a period of up to three years from the date of its effectiveness on June 6, 2019. The Company also simultaneously entered into a sales agreement (the "ATM") with Cowen and Company, LLC, as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $50.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf. For the three and six months ended June 30, 2021, the Company sold no shares and 139,734 shares, respectively, under the ATM with offering prices ranging between $12.54 and $13.17 per share for gross proceeds of $1.8 million, and net proceeds of $1.7 million, after deducting commission and other offering expenses payable by the Company.
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

The Company has incurred operating losses since inception and expects such losses and negative operating cash flows to continue for the foreseeable future. The Company historically has funded its operations from the issuance of convertible notes, convertible preferred stock and common stock, and through debt financings. As of June 30, 2021, the Company had cash and cash equivalents of $123.3 million and an accumulated deficit of $352.3 million.
The Company expects that its cash and cash equivalents as of June 30, 2021 will be sufficient to fund the operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these unaudited condensed consolidated financial statements. The future viability of the Company beyond one year from the date of issuance of these unaudited condensed consolidated financial statements is dependent on its ability to raise additional capital to finance its operations. The Company's inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standard Codification (“ASC”) and ASU of the FASB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and notes thereto. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2021, the results of its operations and stockholders' equity for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.
Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, estimates related to the application of ASC 606 to our collaboration agreement, the accrual of research and development expenses and the valuation of stock-based awards. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.
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

Cash, Cash Equivalents, and Restricted Cash
Cash equivalents are comprised of highly liquid investments that are readily convertible into cash with original maturities of three months or less. Cash and cash equivalents include cash held in banks and amounts held in money market funds. Cash equivalents are stated at cost, which approximates market value. The Company’s restricted cash consists of restricted cash in connection with building leases for the Company’s office and laboratory premises and deposits held in relation to the company's credit card facility. As of June 30, 2021 and December 31, 2020 the Company had $0.3 million in current restricted cash within prepaid expenses and other current assets and $1.3 million in noncurrent restricted cash which were included within other assets in the unaudited condensed consolidated balance sheets. The following reconciles cash, cash equivalents and restricted cash as of June 30, 2021 and December 31, 2020, as presented on the Company's statements of cash flows, to its related balance sheet accounts (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents:
Cash	$2,964	$4,487
Money market funds	120,369	64,370
Total cash and cash equivalents	123,333	68,857
Restricted cash	1,563	1,563
Cash, cash equivalents and restricted cash	$124,896	$70,420
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

Collaboration Agreements

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements ("ASC 808") to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company assesses whether aspects of the arrangement between the Company and its collaboration partner are within the scope of other accounting literature, including ASC 606, Revenue from Contracts with Customers ("ASC 606"). If it is concluded that some or all aspects of the arrangement represent a transaction with a customer, the Company will account for those aspects of the arrangement within the scope of ASC 606.

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

Revenue Recognition

The Company analyzes its collaboration arrangements to assess whether they are within the scope of Accounting Standards Codification ASC 808, to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC 606.

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

The transaction price may be comprised of fixed payments, often an upfront payment due at contract inception, or other types of variable consideration in the form of payments for the Company’s services and materials and milestone payments due upon the achievement of specified events. Other payments the Company could be entitled to include tiered royalties earned when customers recognize net sales of licensed products. The Company considers the existence of any significant financing component within its arrangements to the extent there is a significant difference between the timing of payment and the transfer of control of the performance obligations. In making that determination, the Company considers whether substantive business purposes exist to support the payment structure other than to provide a significant benefit of financing. The Company measures the transaction price based on the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods and/or services to the customer. The Company utilizes either the expected value method or the most likely amount method to estimate the amount of variable consideration, depending on which method is expected to better predict the amount of consideration to which the Company will be entitled. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. With respect to arrangements that include payments for a development or regulatory milestone payment, the Company evaluates whether the associated event is considered probable of achievement and estimates the amount to be included in the transaction price using the most likely amount method. Milestone payments that are not within the Company’s or the licensee’s control, such as those dependent upon receipt of regulatory approval, are not considered to be probable of achievement until the triggering event occurs. At the end of each reporting period, the Company re-evaluates the probability of achievement of each milestone and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment. For arrangements that include sales-based royalties, including milestone payments based upon the achievement of a certain level of product sales, wherein the license is deemed to be the sole or predominant item to which the payments relate, the Company recognizes revenue upon the later of: (i) when the related sales occur or (ii) when the performance obligation to which some or all of the payment has been allocated has been satisfied (or partially satisfied). Consideration that would be received for optional goods and/or services is excluded from the transaction price at contract inception.

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
The Company has and may continue to acquire the rights to develop and commercialize new product candidates from third parties. The upfront payments to acquire licenses, products or rights, as well as any future milestone payments, are immediately recognized as research and development expense provided that there is no alternative future use of the rights in other research and development projects. Any milestone payments made for Intellectual Property after regulatory approval, or that have alternative future use, are capitalized and amortized.
Stock-Based Compensation
The Company records stock-based compensation for equity awards granted to employees and directors based on the grant date fair value of awards issued. The expense is recorded over the requisite service period, which is the vesting period, on a straight-line basis. The Company uses the Black-Scholes option-pricing model to determine the fair value of options. The determination of the fair value of options on the date of grant using an option-pricing model is affected by the Company’s common stock price, as well as a number of other assumptions. The Company records forfeitures as they occur.
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
Recently Adopted Accounting Pronouncements
Income Taxes
In December 2019, the FASB issued ASU No. 2019 -12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard was effective for the Company on January 1, 2021 and it includes several provisions which simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and increasing consistency and clarity for the users of financial statements. The Company adopted ASU No. 2019-12 on January 1, 2021 and has concluded the adoption did not have a material impact on its unaudited condensed consolidated financial statements.
Accounting Pronouncements Issued and Not Adopted as of June 30, 2021
Financial Instruments - Credit Losses
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
Debt with Conversion and Other Options
On August 5, 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU-2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models in ASC 470-20 that require separate accounting for embedded conversion features from convertible instruments. As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Additionally, the guidance simplifies the evaluation of whether a contract in the issuer’s own equity can be classified in equity or an embedded feature qualifies for the derivative scope exception. Although the guidance is not effective until 2022, early adoption of ASU 2020-06 is permitted for all entities for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of this new guidance on the Company’s condensed consolidated financial statements and related disclosures.

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

The Company has not recognized any revenue under the ALJ Agreement to date as they have not completed any performance obligation within the agreement. As of June 30, 2021, the Company has recognized $7.5 million of deferred revenue, which is classified as a non-current liability in the accompanying unaudited condensed consolidated balance sheets as the performance obligation is not expected to be completed within the next twelve months.

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
In June 2018, the Company entered into a sublease arrangement with a third party to lease space subject to an operating lease that expired in April 2020. The minimum rental payments received under this agreement totaled $0.1 million and $0.2 million, respectively, for the three months and six months ended June 30, 2020 and were equivalent to the minimum payments due from the Company to the landlord.
For the three months and six months ended June 30, 2021, the Company recorded rent expense of $0.7 million and $1.5 million, respectively. For the three months and six months ended June 30, 2020, the Company recorded rent expense of $0.7 million and $1.4 million, respectively.There was no sublease rental income for the three months and six months ended June 30, 2021. For the three months and six months ended June 30, 2020, the Company recorded rent expense net of sublease rental income of $0.1 million and $0.3 million, respectively. Sublease rental income is inclusive of rental payments, taxes and operating expenses.
The minimum aggregate future lease commitments at June 30, 2021, are as follows (in thousands):

Amount
2021 (excluding amounts paid or in Accounts Payable as of 6/30/2021)	$1,252
2022	3,062
2023	3,154
2024	3,249
2025	2,491
Total lease payments	13,208
Less imputed interest	(2,472)
Total	$10,736

Other information:
Operating cash flows used for operating leases	$1,230
Weighted-average remaining lease term (in years)	4.25
Weighted-average discount rate	9.5%

5. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2021 and December 31, 2020 (in thousands):

Description	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds included within cash and cash equivalents	$120,369	$120,369	$—	$—
Total	$120,369	$120,369	$—	$—

Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds included within cash and cash equivalents	$64,370	$64,370	$—	$—
Total	$64,370	$64,370	$—	$—
As of June 30, 2021 and December 31, 2020, the Company's cash equivalents have been initially valued at the transaction price and subsequently valued utilizing a third party pricing service. The Company validates the prices provided by its third-party pricing service by understanding the models used and obtaining market values from other pricing sources.
6. Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Property and equipment:
Lab equipment	$9,744	$8,831
Leasehold improvements	2,157	2,157
Furniture and fixtures	822	822
Computers and software	230	230
Office equipment	14	3
Construction-in-process	1,272	1,078
Property and equipment	14,239	13,121
Less: accumulated depreciation	(6,719)	(5,643)
Property and equipment, net	$7,520	$7,478
The Company recognized $0.5 million and $1.1 million of depreciation expense for the three and six months ended June 30, 2021, respectively, and $0.5 million and $1.0 million of depreciation expense for the three and six months ended June 30, 2020, respectively.
7. Loan and Security Agreements

On July 19, 2019, the Company entered into a loan and security agreement (as amended, the "2019 Credit Facility") with K2 HealthVentures LLC and others (collectively, "K2HV") pursuant to which the K2HV agreed to make term loans in an aggregate principal amount of up to $45.0 million available to the Company in three tranches. The initial tranche of $20.0 million was funded upon closing on July 19, 2019. As amended on May 15, 2020, the second tranche of $10.0 million was available to be funded between December 1, 2019 and July 15, 2020 and was drawn down on July 14, 2020. The availability of the third tranche of $15.0 million expired on January 15, 2021. On June 16, 2021 (the "Amended Credit Facility Effective Date"), the parties further amended the 2019 Credit Facility (as so amended, the “Amended Credit Facility”) to, among other things, replace and supersede the existing $15.0 million third tranche commitment with a new $15.0 million fourth tranche commitment, which the Company drew down on June 16, 2021. In connection with the Amended Credit Facility, the Company issued to K2 HealthVentures Equity Trust LLC, an affiliate of K2HV a warrant to purchase up to 139,770 shares of the Company’s common stock with an exercise price of $13.30 per share, subject to customary per share adjustments that are within the Company's control (“the Warrant”). In addition, under the Amended Credit Facility, K2HV has the option, exercisable at any time, to convert up to $5.0 million of principal outstanding into shares of the Company’s common stock at a conversion price of $13.30 per share, subject to customary per share adjustments within the Company's control (the "Conversion Option”).

Interest on the outstanding loan balance will accrue at a variable annual rate equal to the greater of (i) 8.65% and (ii) the prime rate plus 3.15%. The Company is required to make interest-only payments on the loans on a monthly basis through February 28, 2023, which was extended from February 28, 2022 pursuant to the Amended Credit Facility. Subsequent to the interest only periods, the Company is required to make equal monthly payments of principal plus interest until the loans mature on August 1, 2024. The Company has an option to prepay the loans in whole, subject to a prepayment fee of 2% of the amount prepaid or, if the prepayment occurs after the 18-month anniversary of the Amended Credit Facility Effective Date but prior to the maturity date, 1% of the amount prepaid. Pursuant to the Amended Credit Facility, the Company has the option at any point prior to January 1, 2022 to elect to adjust the repayment schedule (the “Modified Repayment Schedule”) such that commencing on March 1, 2023, the Company can make consecutive equal monthly payments of principal and accrued and unpaid interest based on a notional thirty month repayment period. Under the Modified Repayment Schedule, the loan maturity date remains August 1, 2024. Any outstanding principal and unpaid interest is due at maturity. Upon final payment or prepayment of the loans, the Company must pay a final payment equal to 4.3% (or 4.8% if the Company elects the Modified Repayment Schedule) of the aggregate original principal amount of the loans borrowed. The Company incurred fees associated with establishing the 2019 Credit Facility and fees related to the Amended Credit Facility of $0.4 million and $0.3 million, respectively.

Borrowings under the Amended Credit Facility are collateralized by substantially all of the Company's personal property, excluding intellectual property, and the Company pledged its equity interests in its subsidiaries, subject to certain limitations with respect to its foreign subsidiaries. The Amended Credit Facility contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and occurrence of a material adverse effect. The Company has determined that the risk of subjective acceleration under the material adverse events clause was remote and therefore has classified the long-term portion of the outstanding principal in non-current liabilities. Upon the occurrence and continuation of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the administrative agent, collateral agent, and lenders may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the Amended Credit Facility and under applicable law. As of June 30, 2021, the Company was in compliance with all covenants under the Amended Credit Facility.

The Company has concluded the Amended Credit Facility is a debt extinguishment for accounting purposes because the terms of the modified debt are considered substantially different than the terms of the debt prior to the amendment. As such, the Amended Credit Facility was recorded at its estimated fair value of $46.6 million which was determined using a combination of a discounted cash flow model and a binomial lattice model. The Company utilized the following significant unobservable inputs (Level 3 inputs) to determine the estimated fair value of its debt as of the amendment date:

Expected volatility	70.00%
Expected yield	11.50%

Significant increases (decreases) in either of these inputs could result in a significantly lower or higher fair value measurement.

The Warrant was deemed to be a freestanding financial instrument as it is legally detachable and separately exercisable from the debt obligations. The Company evaluated the terms and conditions of the warrant and concluded it met the criteria to be classified within equity. As such, the Company recorded the warrant as additional paid in capital at its issuance date fair value of $1.8 million. The Company utilized the Black-Scholes valuation method to determine the fair value of the warrant which utilized the following assumptions:

Fair value of underlying common stock	$16.13
Exercise price	$13.30
Risk-free interest rate	1.56%
Expected volatility	70.0%
Expected term (years)	10.0
Expected dividend yield	—%

The Company recorded a loss on the extinguishment of the existing debt of $3.2 million which equaled the difference between the reacquisition cost of the new debt, inclusive of the fair value of the Warrant and lender fees, and the carrying amount of the existing debt. The difference between (i) the carrying amount of the debt and (ii) the par value of the debt and the amount of the final payment due at maturity will be amortized as interest expense using the effective interest rate method.

The Company has the following minimum aggregate future loan payments at June 30, 2021 (in thousands).

Twelve month period ending June 30,	Amount
2022	$3,893
2023	13,348
2024	32,096
2025	7,316
Total minimum payments	56,653
Less amounts representing interest and discount	(10,171)
Total Debt	$46,482
Interest expense was approximately $0.8 million and $1.6 million for the three and six months ended June 30, 2021, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2020.
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
On August 6, 2017, the Company and the Mayo Clinic entered into a license agreement (“2017 Mayo License Agreement”). Under the 2017 Mayo License Agreement, the Mayo Clinic granted the Company (i) an exclusive, worldwide, sublicensable license under the Mayo Clinic’s rights to certain intellectual property and microbial strains and (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how, in each case, to develop and commercialize certain microbial strains and licensed products incorporating any such strains. As consideration, the Company paid a nonrefundable upfront fee of $0.2 million and will pay annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2017. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe the Mayo Clinic milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $56.0 million in the aggregate, as well as royalties on net sales of licensed products in low single-digit percentages. As of June 30, 2021, the Company has incurred milestone payments to date totaling approximately $0.3 million under the agreement of which no amounts are currently due.
University of Chicago
On March 10, 2016, the Company and the University of Chicago entered into a patent license agreement (“2016 University of Chicago Agreement”). Under the 2016 University of Chicago Agreement, the University of Chicago granted the Company (i) an exclusive, royalty-bearing and sublicensable license under the licensed patents and (ii) a non-exclusive, royalty-bearing, sublicensable license to access the technical information to diligently develop and commercialize licensed products. As consideration, the Company paid a nonrefundable upfront fee of less than $0.5 million and will pay annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2016. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe the University of Chicago milestone payments, totaling an aggregate of approximately $60.9 million upon the achievement of certain development, regulatory, and commercial milestones, as well as royalties on net sales of licensed products ranging from low to high single-digit percentages. As of June 30, 2021, the Company has incurred milestone payments to date totaling approximately $0.4 million under the agreement of which no amounts are currently due.

9. Commitments and Contingencies
Collaboration Agreement with Sacco S.r.l.
In July 2019, the Company entered into an agreement with Sacco S.r.l. ("Sacco"), an affiliate of one of the Company’s existing contract manufacturing organizations, pursuant to which and subject to certain exceptions for pre-existing products for pre-existing customers, Sacco will manufacture and supply single strain, non-genetically modified microbes intended for oral delivery or oral use in pharmaceutical products exclusively for the Company for a period of five years. Sacco may terminate the agreement if the provision of manufacturing services has been, or is scheduled to be, inactive for a period of six consecutive months. The Company has agreed to pay Sacco an aggregate of €3.0 million, €0.6 million annually, during the exclusivity period. The Company has incurred annual exclusivity fees to date totaling approximately €1.2 million, and no amounts are currently due as of June 30, 2021.
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

A Notice of Opposition was filed against European Patent No. 3223834, which is held by the Company. In July 2021, the Company filed its reply to the Opposition. The patent at issue does not relate to any of the Company’s current product candidates, and any subsequent proceeding is not expected to affect any of the Company’s current development plans.
10. Stockholders’ Equity
Common Stock
On June 3, 2019, the Company filed the Shelf with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million for a period of up to three years from the date of the filing. The Company also simultaneously entered into the ATM, providing for the offering, issuance and sale by the Company of up to an aggregate $50.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf. For the three and six months ended June 30, 2021, the Company sold no common shares and 139,734 common shares, respectively, under the ATM with offering prices ranging between $12.54 and $13.17 per share for gross proceeds of net proceeds of $1.7 million, after deducting commission and other offering expenses payable by the Company.
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

On January 28, 2021, the Company entered into a stock purchase agreement with ALJ Health Care & Life Science Company Limited ("ALJ Health Care"), pursuant to which on February 2, 2021, ALJ Health Care purchased $7.5 million of the Company's common stock in a private placement at a purchase price of $15.00 per share, equal to the public offering price per share at which the Company's common stock was sold to the public as referred above. The sale of such shares was not registered under the Securities Act.

In connection with the entry into the Amended Credit Facility, the Company issued to K2 HealthVentures Equity Trust LLC, an affiliate of K2HV, a warrant to purchase up to 139,770 shares of the Company’s common stock, with an exercise price of $13.30 per share, subject to customary per share adjustments. The Warrant is exercisable immediately and expires on June 16, 2031, provided that, under certain circumstances, the Warrant may terminate and expire earlier in connection with the closing of certain acquisition transactions involving the Company. The Warrant provides that the holder thereof may elect to exercise the Warrant on a net “cashless” basis at any time prior to the expiration thereof. The fair market value of one share of the Company’s common stock in connection with any cashless exercise shall be the closing price or last sale price per share of the Company’s common stock on a nationally recognized securities exchange, inter-dealer quotation system or over-the-counter market on which the Company’s common stock is traded on the business day immediately prior to the date the holder elects to exercise the Warrant on a cashless basis. In addition, under the Amended Credit Facility, K2HV has the option, exercisable at any time, to convert up to $5.0 million of principal outstanding into shares of the Company’s common stock at a conversion price of $13.30 per share, subject to customary per share adjustments.
11. Stock-Based Compensation
2021 Inducement Plan
On May 27, 2021, the Company’s board of directors adopted the Evelo Biosciences, Inc. 2021 Employment Inducement Award Plan (the “Inducement Award Plan”) without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”). In accordance with Rule 5635(c)(4), cash and equity-based incentive awards under the Inducement Award Plan may only be made to a newly hired employee who has not previously been a member of the Company’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. An aggregate of 1,250,000 shares of the Company’s common stock have been reserved for issuance under the Inducement Award Plan. The Company will continue to grant awards under the 2018 Incentive Award Plan (the “2018 Plan”) pursuant to the terms thereof.
The exercise price of stock options granted under the Inducement Award Plan will not be less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company’s board of directors and are subject to the provisions of the Inducement Award Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the Inducement Award Plan expire no more than 10 years from the date of grant. As of June 30, 2021, stock option awards covering up to 550,000 shares of the Company’s common stock have been issued under the Inducement Award Plan, none of which have been exercised or canceled. As of June 30, 2021, restricted stock unit (“RSU”) awards covering up to 4,545 shares of the Company’s common stock have been granted under the Inducement Award Plan, none of which have vested or been forfeited. As of June 30, 2021, 695,455 shares of common stock are available for future grant under the Inducement Award Plan.
2018 Incentive Award Plan
The Company’s board of directors adopted on April 18, 2018, and the Company’s stockholders approved, the 2018 Plan, which became effective May 8, 2018 and under which the Company may grant cash and equity-based incentive awards to the Company’s employees, officers, directors, consultants and advisors. Following the effectiveness of the 2018 Plan, the Company ceased making grants under the 2015 Stock Incentive Plan (as amended, the "2015 Plan"). The 2018 Plan initially allowed the Company to grant awards for up to 1,344,692 shares of common stock plus that number of shares of common stock subject to awards outstanding under the 2015 Plan that expire, lapse or become terminated or are exchanged for cash, surrendered, repurchased, canceled without having been fully exercised or forfeited following the effective date of the 2018 Plan. Each year starting with 2019 and ending in and including 2028, the number of shares available for grants of awards under the 2018 Plan will be increased automatically on January 1 by a number of shares of common stock equal to the lesser of 4% of the shares of common stock outstanding on the final day of the preceding calendar year or the number of shares determined by the Company’s board of directors. Accordingly, on January 1, 2021 and 2020, the number of shares authorized for issuance under the 2018 Plan was increased by 1,898,805 shares and 1,286,824 shares, respectively. The 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it.
The exercise price of stock options granted under the 2018 Plan will not be less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the board of directors and are subject to the provisions of the 2018 Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options provide for accelerated vesting in the event of a change in control. Awards granted to non-employee consultants generally vest monthly over a period of one to four years. Stock options granted under the 2018 Plan expire no more than 10 years from the date of grant. As of June 30, 2021, stock options awards covering up to 6,557,456 shares of the Company’s common stock have been issued under the 2018 Plan, of which 34,748 have been exercised and 977,561 have been canceled. As of June 30, 2021, 647,704 shares of common stock are available for future grant under the 2018 Plan.

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
Under the 2015 Plan, the Company was authorized to grant equity awards up to an aggregate of 5,417,044 shares of common stock. As of June 30, 2021, an aggregate of 5,758,536 options and other equity awards had been granted under the 2015 Plan, of which 1,431,864 have been exercised, 1,275,971 have been canceled and 18,468 have been repurchased as of June 30, 2021. A total of 113,006 shares previously reserved under the 2015 Plan that had not been exercised or were otherwise subject to outstanding exercise awards were no longer authorized for issuance under the 2015 Plan as of May 8, 2018.
Stock-Based Compensation Expense
Stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative	$1,723	$1,010	$3,164	$1,899
Research and development	2,049	1,083	3,872	2,149
Total stock-based compensation expense	$3,772	$2,093	$7,036	$4,048
Stock Options
A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2020	6,610,662	$6.55
Granted	2,731,274	15.59
Exercised	(85,831)	6.59
Canceled	(110,267)	10.46
Options outstanding at June 30, 2021	9,145,838	$9.20
Exercisable as of June 30, 2021	4,443,028	$6.12

The weighted-average fair value of options granted during the six months ended June 30, 2021 and 2020 was $11.52 and $4.45, respectively.
As of June 30, 2021, total unrecognized stock-based compensation expense relating to unvested stock options was $38.7 million. This amount is expected to be recognized over a weighted average period of 2.76 years.
Restricted Stock Units
A summary of the RSU activity and related information is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2020	284,000	$4.41
Granted	172,450	15.50
Vested	—	—
Forfeited	(36,190)	6.50
Unvested balance at June 30, 2021	420,260	$8.78
Stock-based compensation expense related to RSUs was $0.2 million and $0.3 million, respectively, for the three months and six months ended June 30, 2021.
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

The compensation expense recognized related to the ESPP for the three and six ended June 30, 2021 and 2020 was not material. There was a total of 0 shares and 27,587 shares, respectively, purchased under the ESPP during the three and six months ended June 30, 2021. There were no shares purchased under the ESPP during both the three months and six months ended June 30, 2020.
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
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act contained several key provisions including: (i) five year carryback of net operating losses (“NOLs”), (ii) increase in amount of business interest expense deductible under Section 163(j) of the Internal Revenue Code from 30% to 50% for tax years 2019 and 2020, (iii) delay of payment of employer payroll taxes, (iv) temporary refundable employee retention credit, (v) suspension of certain aviation and alcohol excise taxes and (vi) technical correction for qualified improvement property. As of June 30, 2021, the Company had deferred $0.4 million in employer payroll taxes pursuant to the CARES Act, of which $0.2 million is included in the accrued expenses and $0.2 million is included in the other noncurrent liabilities in these unaudited condensed consolidated balance sheets.

For the six months ended June 30, 2021 and 2020 the Company recorded a tax provision of $0.2 million and $0.2 million, respectively, primarily related to the Company's wholly-owned UK subsidiary.
13. Net Loss Per Share
Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. The Company has computed diluted net loss per common share after giving consideration to all potentially dilutive common shares, including options to purchase common stock, issuance of common stock under the ESPP and restricted common stock, and exercise of the Warrant and Conversion Option under the Amended Credit Facility, outstanding during the period determined using the treasury stock methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and therefore basic and diluted net loss per share have been equivalent.
The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Six Months Ended June 30,
	2021	2020
Unvested common stock from early exercise of options	18,386	36,772
Stock options to purchase common stock	9,145,838	6,385,572
Warrant	139,770	—
Conversion option	375,939	—
Common stock offering from ESPP	10,743	23,492
Total	9,690,676	6,445,836

14. Related Party Transactions
The Company receives clinical advisory services from Weatherden Ltd. (“Weatherden”) under agreements that were entered into during 2017 and 2018. Duncan McHale, the Company’s Chief Medical Officer, is a part owner of Weatherden. During the six months ended June 30, 2021 and 2020, the Company paid Weatherden $0.1 million and $0.4 million, respectively. As of June 30, 2021 and 2020, the amount due to Weatherden under the supply of service agreement was approximately 0.1 million and $0.1 million, respectively.
In June 2018, the Company entered into a subleasing arrangement with Ring Therapeutics, Inc. (formerly VL46, Inc.), an affiliate of one of its stockholders, Flagship Venture Funds. Under the terms of the sublease, the Company invoiced Ring Therapeutics for an aggregate $0.9 million in rent payments which were due during the period from July 1, 2018 through April 30, 2020, the sublease expiration date, plus related taxes and lease operating costs. For the three and six months ended June 30, 2020, $0.1 million and $0.3 million, respectively, related to this sublease, inclusive of rent payments, taxes and operating expenses, has been recorded as an offset to operating expense within the unaudited condensed consolidated statements of operations.

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

The COVID-19 pandemic has had, and for an extended period of time is expected to have, negative impacts on our operations and supply chain. Our ability to continue to operate without any significant negative impacts will, in part, depend on our ability to protect our employees and our supply chain. We have endeavored to follow recommended actions of government and health authorities to protect our employees with particular measures in place for those working in our laboratories, such as staggered work shifts and flexible schedules, and telecommuting for office workers. We are working with our contract manufacturing organizations ("CMOs") to minimize delays and disruptions to scheduled manufacturing batch runs for our product candidates and to ensure conformity to product specifications.

The COVID-19 pandemic has impacted and continues to impact our enrollment of new patients into, and the retention of existing patients in, our ongoing clinical trials, due primarily to lower patient participation. The pandemic likely will impact enrollment and retention of patients in new and existing clinical trials. We continue to recruit individuals in line with the local and national guidelines of the clinical research sites. We are keeping in close contact with our contract research organizations ("CROs") and clinical sites to provide support and guidance to ensure the safety of the patients in our clinical trials. We have prioritized our drug supply operations to secure the re-supply of patients currently enrolled in our clinical trials.

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
Psoriasis and atopic dermatitis

Phase 2 clinical trial in psoriasis

Based on previously reported positive clinical data in two cohorts of individuals with mild to moderate psoriasis in a Phase 1b clinical trial, we advanced EDP1815 into a Phase 2 dose ranging trial, evaluating three doses of EDP1815 in capsules versus placebo in approximately 225 individuals with mild and moderate psoriasis. The primary endpoint of the trial is the mean reduction in Psoriasis Area and Severity Index (PASI) score at 16 weeks. Other clinical measures of psoriasis are also being evaluated. We initiated the Phase 2 clinical trial in October 2020, and have completed enrollment and plan to report topline data in the third quarter of 2021.

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

Subject to regulatory approval, we anticipate initiation of a Phase 2 trial of EDP1815 in atopic dermatitis in the third quarter of 2021 and plan to report topline data in the third quarter of 2022.

COVID-19

EDP1815 is being evaluated in two ongoing clinical studies for the treatment of hospitalized COVID-19 patients. EDP1815 is included as a treatment arm in the TACTIC-E clinical trial. TACTIC-E is a Phase 2/3 randomized trial, sponsored by Cambridge University Hospitals NHS Foundation Trust, that is expected to evaluate up to 469 patients per arm at Addenbrooke’s Hospital and other leading clinical centers in the United Kingdom. The trial is investigating the safety and efficacy of certain experimental therapies in the prevention and treatment of life-threatening complications associated with COVID-19 in hospitalized individuals at early stages of the disease. The trial is enrolling individuals with COVID-19 who have identified risk factors for developing severe complications and are at risk of progression to the intensive care unit or death. The primary outcome measure of the trial is time to incidence (up to day 14) of any one of the following: death, mechanical ventilation, extracorporeal membrane oxygenation (ECMO), cardiovascular organ support, renal failure, hemofiltration or dialysis. Secondary outcome measures include duration of stay in hospital, duration of oxygen therapy, changes in biomarkers associated with COVID-19 progression, and time to clinical improvement.

The second study is a Phase 2 double-blind, placebo-controlled clinical trial evaluating the safety and efficacy of EDP1815 for the treatment of individuals diagnosed with COVID-19 early in the course of their disease. The trial initially will evaluate 60 individuals to determine if early intervention with EDP1815 can prevent the progression of COVID-19 symptoms and the development of COVID-Related Complications. Individuals who have presented at the emergency room of the Robert Wood Johnson University Hospital within the last 36 hours and tested positive for SARS-CoV-2 are randomized 1:1 to receive the enteric capsule formulation of EDP1815 or placebo for 14 days, along with the standard of care. The primary endpoint is reduced requirements for oxygen therapy, as measured by the ratio of oxygen saturation (SpO2) / fraction of inspired oxygen (FiO2). Key secondary endpoints include total symptom duration, progression along the WHO scale of disease severity, and mortality. The trial is led by Reynold A. Panettieri, Jr., M.D., Vice Chancellor for Translational Medicine and Science at Rutgers Biomedical and Health Sciences and Professor of Medicine at Rutgers Robert Wood Johnson Medical School.

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

EDP2939

EDP2939 is an extracellular vesicle (EV) investigational oral biologic being developed for the treatment of inflammatory diseases. In May 2021, we presented preclinical data for EDP2939 at the American Association of Immunologists Meeting. EDP2939 is the first EV product candidate we have nominated in our inflammation program and we anticipate initiation of clinical development in 2022.

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

Under the terms of the agreement, we received an upfront payment from ALJ. We will be primarily responsible for the development and manufacturing of EDP1815 worldwide, whilst ALJ will be primarily responsible for development, regulatory submissions and commercialization activities in the agreed-upon regions. ALJ and we will participate in a 50:50 profit share arrangement. See Note 3 of the notes to our unaudited condensed consolidated condensed financial statements in this Quarterly Report on Form 10-Q for additional information regarding the commercialization and license agreement with ALJ.
Financing
Since our incorporation in 2014, we have devoted substantially all of our resources to developing our clinical and preclinical candidates, building our intellectual property portfolio and process development and manufacturing function, business planning, raising capital and providing general and administrative support for these operations.
We are a development stage company and have not generated any revenue. All of our product candidates are in early clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses and we continue to incur significant research and development and other expenses related to our operations. For the six months ended June 30, 2021, our net loss was $59.8 million. As of June 30, 2021, we had an accumulated deficit of $352.3 million. We do not expect to generate revenue from sales of any products for the foreseeable future, if at all.
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

During the three months and six months ended June 30, 2021, pursuant to the June 2019 sales agreement with Cowen and Company, LLC, we sold no shares and 139,734 shares of our common stock, respectively, in “at-the-market” offerings under a registration statement on Form S-3 that we previously filed with the SEC with offering prices ranging between $12.54 to $13.17 per share for gross proceeds of $1.8 million and net proceeds of $1.7 million, after deducting commission and other offering expenses payable by us.
In February 2021, we sold 5,175,000 shares of our common stock, which includes the underwriters' exercise of their option to purchase 675,000 shares to cover the over-allotment, in an underwritten public offering at a public offering price of $15.00 per share, generating gross proceeds of $77.6 million and net proceeds of underwriting discounts and commission of $72.7 million, after deducting underwriting discounts and commission and other offering expenses paid by us.

Also in February 2021, ALJ Health Care purchased $7.5 million of our common stock in a private placement at a purchase price of $15.00 per share, equal to the public offering price per share at which our common stock was sold to the public as referred above. The sale of such shares was not registered under the Securities Act.

In June 2021, we amended our loan and security agreement with K2 HealthVentures LLC and others (collectively, "K2HV") to, among other things, replace and supersede the existing $15.0 million third tranche commitment with a new $15.0 million fourth tranche commitment, which we drew down on June 16, 2021 (as amended, the “Amended Credit Facility”). The aggregate principal borrowings available under the Amended Credit Facility is $45.0 million. Pursuant to the Amended Credit Facility, we issued to K2 HealthVentures Equity Trust LLC, an affiliate of K2HV, a warrant to purchase up to 139,770 shares of our common stock with an exercise price of $13.30 per share, subject to customary per share adjustments. In addition, under the Amended Credit Facility, K2HV has the option, exercisable at any time, to convert up to $5.0 million of principal outstanding into shares of our common stock at a conversion price of $13.30 per share, subject to customary per share adjustments. See “—Liquidity and Capital Resources—Debt financing."

As of June 30, 2021, our principal source of liquidity is cash and cash equivalents, which totaled approximately $123.3 million dollars. Based on our current operating plan, our existing cash and cash equivalents as of June 30, 2021 will be sufficient to enable us to fund operating expenses and capital expenditure requirements to late Q3’2022. Funds for Phase 3 clinical trials are not included in our forecast. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources."

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
We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the expected growth in our research and development activities and the potential commercialization of our product candidates. We also expect to continue to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs.
Interest Expense, Net
Interest expense, net primarily consists of interest expense incurred on our debt offset by interest earned on our cash, and cash equivalents. During each of the three and six months ended June 30, 2021 and 2020, interest expense, net consisted primarily of interest at the stated rate on borrowings under our loan and security agreements and amortization of deferred financing costs and interest expense related to the accretion of debt discount offset by interest earned on institutional money market instruments and U.S. treasury securities.
Loss on Extinguishment of Debt

Loss on extinguishment of debt for three and six months ended June 30, 2021 reflects the difference between the reacquisition cost of the new debt, inclusive of the fair value of the Warrant and lender fees, and the carrying amount of the existing debt. This is a non-cash item.

Other Income (Expense), Net
Other income, net for the three and six months ended June 30, 2021 and 2020 primarily consists of foreign currency gains and government grants related to our operations in the United Kingdom.
Income Taxes
Income tax expense for the three and six months ended June 30, 2021 and 2020 reflects the provision for income taxes at our wholly owned UK subsidiary.
Since our inception in 2014, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$20,655	$15,174	$5,481
General and administrative	7,001	5,071	1,930
Total operating expenses	27,656	20,245	7,411
Loss from operations	(27,656)	(20,245)	(7,411)
Other (expense) income:
Interest expense, net	(814)	(458)	(356)
Loss on extinguishment of debt	(3,226)	—	(3,226)
Total other income, net	151	140	11
Total other expense	(3,889)	(318)	(3,571)
Loss before income taxes	(31,545)	(20,563)	(10,982)
Income tax expense	(53)	(89)	36
Net loss	$(31,598)	$(20,652)	$(10,946)
Research and Development Expenses (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Platform expenses	$3,085	$2,513	$572
Inflammation programs	9,596	5,402	4,194
Oncology programs	764	1,779	(1,015)
Research and development personnel costs (including stock-based compensation)	7,210	5,480	1,730
Total research and development expenses	$20,655	$15,174	$5,481

Research and development expenses were $20.7 million for the three months ended Jun 30, 2021, compared to $15.2 million for the three months ended Jun 30, 2020. The increase of $5.5 million was primarily driven by $4.2 million for higher inflammation program costs from the progression of EDP1815 into two Phase 2 studies, and additional EDP1815 Psoriasis and Atopic Dermatitis and EDP1867 Phase 1b studies, partially offset by the closeout of the EDP1066 program. In addition, there were higher personnel costs of $1.7 million primarily due to headcount growth in clinical development and technical operations functions and higher platform expenses of $0.6 million primarily driven by timing of preclinical studies and general lab related spend, which were partially offset by $1.0 million decrease in our oncology programs primarily related to the wind down of the EDP1503 program. Overall, we expect that our research and development expenses will continue to increase in the foreseeable future as we continue our clinical trials for our product candidates, including EDP1815 and EDP1867, initiate new clinical trials, expand into additional therapeutic areas, continue discovery and development efforts for additional product candidates, hire additional research and development personnel, and seek to increase manufacturing capabilities.

General and Administrative Expenses (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
General and administrative personnel costs (including stock-based compensation)	$4,281	$2,761	$1,520
Professional fees	1,538	1,582	(44)
Facility costs, office expense and other	1,182	728	454
Total general and administrative expenses	$7,001	$5,071	$1,930

General and administrative expenses were $7.0 million for the three months ended June 30, 2021, compared to $5.1 million for the three months ended June 30, 2020. The increase of $1.9 million was primarily driven by $1.5 million increase in personnel expenses to support our expanded R&D business needs, as well as additional investment in facility, office and other employee related expenses. We expect general and administrative expenses to increase due to higher personnel and related costs, professional, legal, and patent fees and consulting expenses in support of our continued growth.
Total Other Expense, Net

Total other income, net for the three months ended June 30, 2021 was expense of $3.9 million compared to income of $0.3 million for the three months ended June 30, 2020. The $3.6 million increase in other expenses was primarily driven by a non-cash loss on extinguishment of debt of $3.2 million related to entry into the Amended Credit Facility in June 2021.

Net Loss

Net loss for the three months ended June 30, 2021 was $31.6 million, compared to $20.7 million for the three months ended June 30, 2020. The increase of $10.9 million was primarily the result of the increases in research and development expenses, general and administrative expenses and decrease in total other income, net discussed above.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$42,163	$32,593	$9,570
General and administrative	12,964	10,913	2,051
Total operating expenses	55,127	43,506	11,621
Loss from operations	(55,127)	(43,506)	(11,621)
Other (expense) income:
Interest expense, net	(1,579)	(639)	(940)
Loss on extinguishment of debt	(3,226)	—	(3,226)
Other income, net	313	606	(293)
Total other expense	(4,492)	(33)	(4,459)
Loss before income taxes	(59,619)	(43,539)	(16,080)
Income tax expense	(175)	(154)	(21)
Net loss	$(59,794)	$(43,693)	$(16,101)

Research and Development Expenses (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Platform expenses	$5,974	$6,249	$(275)
Inflammation programs	20,286	12,270	8,016
Oncology programs	1,707	3,083	(1,376)
Research and development personnel costs (including stock-based compensation)	14,196	10,991	3,205
Total research and development expenses	$42,163	$32,593	$9,570

Research and development expenses were $42.2 million for the six months ended June 30, 2021, compared to $32.6 million for the six months ended June 30, 2020. The increase of $9.6 million was primarily driven by $8.0 million in higher inflammation program costs from the progression of EDP1815 into two Phase 2 studies, additional EDP1815 Psoriasis and Atopic Dermatitis and EDP1867 Phase 1b studies, partially offset by the closeout of the EDP1066 program. In addition, there were higher personnel costs of $3.2 million primarily due to headcount growth in clinical development and technical operations functions, These increases were partially offset by $1.4 million decrease in our oncology programs primarily related to the wind down of the EDP1503 program and a $0.3 million decrease for platform expenses primarily driven by timing of preclinical studies and general lab related spend. Overall, we expect that our research and development expenses will continue to increase in the foreseeable future as we continue our clinical trials for our product candidates, including EDP1815 and EDP1867, initiate new clinical trials, expand into additional therapeutic areas, continue discovery and development efforts for additional product candidates, hire additional research and development personnel, and seek to increase manufacturing capabilities.
General and Administrative Expenses (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
General and administrative personnel costs (including stock-based compensation)	$7,834	$5,906	$1,928
Professional fees	3,062	2,778	284
Facility costs, office expense and other	2,068	2,229	(161)
Total general and administrative expenses	$12,964	$10,913	$2,051

General and administrative expenses were $13.0 million for the six months ended June 30, 2021, compared to $10.9 million for the six months ended June 30, 2020. The increase of $2.1 million was primarily driven by $2.0 million personnel costs increase to support expanded R&D business needs. We expect general and administrative expenses to increase due to higher personnel and related costs, professional, legal, and patent fees and consulting expenses in support of our continued growth.

Total Other Expense, Net

Total other income, net for the six months ended June 30, 2021, was expense of $4.5 million compared to expense of less than $0.1 million for the six months ended June 30, 2020. The $4.5 million increase in other expenses was primarily driven by (i) a non-cash loss on extinguishment of debt of $3.2 million related to the entry into the Amended Credit Facility (ii) a decrease in interest income as a result of lower interest rates and an increase in interest expense as a result of a greater principal balance from the Amended Credit Facility , and (iii) a decrease in foreign currency gains and a grant related to our operations in the United Kingdom.

Net Loss

Net loss for the six months ended June 30, 2021 was $59.8 million, compared to $43.7 million for the six months ended June 30, 2020. The increase of $16.1 million was primarily the result of the increases in research and development expenses, general and administrative expenses and decrease in total other income, net discussed above.
Liquidity and Capital Resources

We have incurred losses and generated negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $59.8 million and $43.7 million for the six months ended June 30, 2021 and 2020, respectively. To date, we have financed our operations primarily with proceeds from public and private offerings of our common stock, sales of our convertible preferred stock to our equity investors and borrowings under our debt facilities. From our inception through June 30, 2021, we have received gross proceeds of $429.7 million from such transactions, including a net $45.0 million borrowed under our debt facilities. As of June 30, 2021, we had cash and cash equivalents of $123.3 million and an accumulated deficit of $352.3 million.

For the three months and six months ended June 30, 2021, pursuant to the June 2019 sales agreement with Cowen, we sold no shares and 139,734 shares of our common stock, respectively, in “at-the-market” offerings under a registration statement on Form S-3 that we previously filed with the SEC with offering prices ranging between $12.54 to $13.17 per share for gross proceeds of $1.8 million and net proceeds of $1.7 million, after deducting commission and other offering expenses payable by us.

On February 2, 2021, we sold 5,175,000 shares of our common stock in an underwritten public offering at a public offering price of $15.00 per share, including the underwriters' exercise of their option to purchase 675,000 shares to cover over-allotment, generating gross proceeds of $77.6 million and net proceeds of $72.7 million, after deducting underwriting discounts and commission and other offering expenses paid by us.

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
On June 16, 2021, or the Amended Credit Facility Effective Date, we entered into the Amended Credit Facility with K2HV, pursuant to which (i) the existing $15.0 million third tranche commitment was replaced and superseded with a new $15.0 million fourth tranche commitment, which we drew down on June 16, 2021, (ii) K2HV may convert up to $5.0 million of outstanding principal of the Loans (as defined in the 2019 Credit Facility) into shares of our common stock, (iii) the interest-only period is extended through February 28, 2023, with the first amortization payment on March 1, 2023, (iv) prior to January 1, 2022, at our election, the amortization schedule can be adjusted to be based on a 30-month repayment period, and if so adjusted, upon final payment or prepayment of the loans, we must pay a final payment equal to 4.8% of the loans borrowed, and (v) at our election, we may prepay the loans, subject to a prepayment fee of 2% of the amount prepaid if such prepayment occurs no later than the 18-month anniversary of the Amended Credit Facility Effective Date, or if the prepayment occurs after the 18-month anniversary of the Amended Credit Facility Effective Date but prior to the maturity date 1% of the amount prepaid. All of the other terms and conditions of the 2019 Credit Facility remain unchanged and in full force and effect.

We expect that our existing cash and cash equivalents as of June 30, 2021 will enable us to fund our planned operating expenses and capital expenditure requirements into the late third quarter of 2022. Funds for Phase 3 clinical trials are not included in our forecast.
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
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(41,712)	$(35,891)
Cash used in investing activities	(1,147)	(645)
Cash provided by financing activities	97,335	48,876
Net increase in cash, cash equivalents and restricted cash	$54,476	$12,340
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2021 was $41.7 million driven primarily by our net loss of $59.8 million. This was partially offset by non-cash charges including an extinguishment loss of $3.2 million, stock-based compensation expense of $7.0 million, non-cash lease expense of $0.9 million, depreciation expense of $1.1 million, non-cash interest expense of $0.2 million and changes in components of working capital.
Net cash used in operating activities for the six months ended June 30, 2020 was $35.9 million driven primarily by our net loss of $43.7 million. This was partially offset by non-cash charges including stock-based compensation expense of $4.0 million, non-cash lease expense of $1.1 million, depreciation expense of $1.0 million, non-cash interest expense of $0.1 million and changes in components of working capital.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2021 was $1.1 million, driven by the purchase of capital equipment totaling $1.1 million during the period.
Net cash used in investing activities for the six months ended June 30, 2020 was $0.6 million, primarily consisting of the purchase of capital equipment which totaled $0.6 million during the period.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021 was $97.3 million, consisting of proceeds from the issuance of common stock, net of issuance costs totaling $81.9 million, net proceeds from the issuance of long-term debt totaling $14.8 million, and proceeds from the issuance of common stock under the ESPP and the exercise of stock options totaling $0.7 million.

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
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. These items, including estimates related to the application of ASC 606 to our collaboration agreement with ALJ, application of ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging to our K2HV debt and warrants, accrued research and development expenses and stock-based compensation, are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.
There have been no material changes to our critical accounting policies during the three and six months ended June 30, 2021 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K that was filed with the SEC on March 9, 2021.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.
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

On February 12, 2021, the European Patent Office issued a Communication of a Notice of Opposition for European patent EP 3223834, which is held by us. In July 2021, we filed our reply to the Notice of Opposition. The patent at issue does not relate to any of our current product candidates, and any subsequent proceeding is not expected to affect any of our current development plans.

Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and Part I, Item 2. “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and in our 2020 Annual Report on Form 10-K filed with the SEC on March 9, 2021, including our consolidated financial statements and the related notes thereto, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Financial Position and Need for Additional Capital
We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred significant operating losses. Our net loss was $59.8 million and $43.7 million for the six months ended June 30, 2021, and 2020, respectively. Our net loss was $93.7 million and $85.5 million for the years ended December 31, 2020 and 2019, respectively. As of June 30, 2021, we had an accumulated deficit of $352.3 million. Through June 30, 2021, we have financed our operations through private placements of our preferred stock, borrowings under loan and security agreements and proceeds from equity offerings of our common stock. We have devoted substantially all of our financial resources and efforts to developing our platform, identifying potential product candidates and conducting preclinical and clinical trials. We are in the early stages of developing our product candidates, and we have not completed the development of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:
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
Because of the numerous risks and uncertainties associated with pharmaceutical product and biological product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities to perform preclinical studies or clinical trials in addition to those currently expected, or if there are any delays in completing our preclinical studies or clinical trials or the development of any of our product candidates, our expenses could increase and revenue could be further delayed.
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

We expect that our existing cash and cash equivalents as of June 30, 2021, will enable us to fund our planned operating expenses and capital expenditure requirements into late third quarter of 2022. Funds for Phase 3 clinical trials are not included in our forecast. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Additionally, market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity, including any shares subject to the Warrant issued in connection with the Amended Credit Facility, or of convertible securities, would dilute all of our stockholders. The occurrence of additional indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Our Amended Credit Facility with K2HV for $45.0 million is secured by a lien covering substantially all of our personal property, excluding intellectual property. Contemporaneous with the closing of the first tranche of funding under the 2019 Credit Facility, we repaid the entire $15.0 million loan balance outstanding under our prior loan and security agreement with Pacific Western Bank.

On June 16, 2021, or the Amended Credit Facility Effective Date, we entered into the Amended Credit Facility with K2HV, pursuant to which (i) the existing $15.0 million third tranche commitment was replaced and superseded with a new $15.0 million fourth tranche commitment, which we drew down on June 16, 2021, (ii) K2HV may convert up to $5.0 million of outstanding principal of the Loans (as defined in the Amended Credit Facility) into shares of our common stock, (iii) the interest-only period is extended through February 28, 2023, with the first amortization payment on March 1, 2023, (iv) prior to January 1, 2022, at our election, the amortization schedule can be adjusted to be based on a 30-month repayment period, and if so adjusted, upon final payment or prepayment of the loans, we must pay a final payment equal to 4.8% of the aggregate original principal amount of the loans borrowed, and (v) at our election, we may prepay the loans, subject to a prepayment fee of 2% of the amount prepaid if such prepayment occurs no later than the 18-month anniversary of the Amended Credit Facility Effective Date, or if the prepayment occurs after the 18-month anniversary of the Amended Credit Facility Effective Date but prior to the maturity date 1% of the amount prepaid. All of the other terms and conditions of the 2019 Credit Facility remain unchanged and in full force and effect.

As of June 30, 2021, the outstanding principal balance under the Amended Credit Facility was $45.0 million. The Amended Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries.

If we default under the Amended Credit Facility, K2HV may accelerate all of our repayment obligations and exercise all of their rights and remedies under the Amended Credit Facility and applicable law, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. K2HV could declare a default upon the occurrence of any event, among others, that they interpret as a material adverse effect or a change of control as delineated under the Amended Credit Facility, payment defaults, or breaches of covenants thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, some of our product candidates may consist of live biological material that may remain viable in humans, which carries a risk of causing infections in patients. Some infections may require treatment with antibiotics to eliminate the bacteria. All our product candidates are screened for antibiotic sensitivity but it is possible that if antibiotic therapy does not eliminate the live biological material, a resistant version of our strain could remerge. These events, while unlikely, could cause a delay in our clinical development and/or could increase the regulatory standards for the entire class of our product candidates. In an instance where the infection risk of taking our product candidates is high, this may cause the benefit risk profile of therapy to be non-competitive in the market and may lead to discontinuation of development of the product.
In addition, it is possible that infections from our product candidates could be rare and not frequently observed in our clinical trials. In larger post marketing authorization trials, however, data could show that the infection risk, while small, does exist. If unacceptable side effects arise in the development of our product candidates, we, the FDA, comparable foreign regulatory authorities, the IRBs at the institutions in which our clinical trials are conducted or the data safety monitoring board could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

The results from early clinical trials of product candidates may not predict the results that will be obtained in subsequent subjects or in subsequent human clinical trials of that product candidate. There can be no assurance that any trial will ultimately be successful or support further clinical advancement of any given product candidate.

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

•    the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be lower or slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•    our CROs, CMOs and other third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•    we may have to, or regulators or IRB may require, that we or our investigators, suspend or terminate clinical trials of our product candidates for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. For example we are developing certain product candidates, such as EDP1815 and EDP1867, to treat inflammatory diseases including psoriasis and atopic dermatitis. There are a limited number of patients from which to draw for clinical trials concerning any given indication.
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

•    interruptions or delays in the operations of the FDA and similar regulatory authorities, which may impact review and approval timelines;

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
We may in the future choose to conduct clinical trials outside the United States for our product candidates. Although the FDA may accept data from clinical trials conducted outside the United States not conducted under IND, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be conducted in accordance with Good Clinical Practice, and the FDA must also be able to validate the data from the study through an on-site inspection if necessary. In general, the patient population for any clinical trials conducted outside of the United States must be representative of the population for which we intend to seek approval for the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials of our product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation and requirements by the FDA and other regulatory agencies in the United States, by the legislative bodies in the European Union (the "EU") and EU member states, and by other regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate in any jurisdiction will prevent us from commercializing the product candidate in that jurisdiction, and may affect our plans for commercialization in other jurisdictions as well. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties to assist us in this process.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive and may take many years. The scope and amount of clinical data required to obtain marketing approvals can vary substantially from jurisdiction to jurisdiction, and it may be difficult to predict whether a particular regulatory body will require additional or different clinical trials than those conducted by a sponsor, especially for novel product candidates such as our product candidates. The FDA or other foreign regulatory authorities may delay, limit, or deny the approval of our product candidates for many reasons, including: our inability to demonstrate that the clinical benefits of our product candidates outweigh any safety or other perceived risks; the regulatory authority’s disagreement with the interpretation of data from nonclinical or clinical studies; the regulatory agency’s requirement that we conduct additional preclinical studies and clinical trials; changes in marketing approval policies during the development period; changes in or the enactment of additional statutes or regulations, or changes in regulatory review process for each submitted product application; or the regulatory authority’s failure to approve the manufacturing processes or third-party manufacturers with which we contract. Regulatory authorities have substantial discretion in the approval process and may refuse to accept a marketing application as deficient. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized.

Furthermore, our product candidates may not receive marketing approval even if they achieve their specified endpoints in clinical trials. Clinical data are often susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA or the applicable foreign regulatory agency approval for their products. The FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from nonclinical and clinical studies. Upon the review of data from any pivotal trial, the FDA or applicable foreign regulatory agency may request that the sponsor conduct additional analyses of the data and, if it believes the data are not satisfactory, could advise the sponsor to delay filing a marketing application.

Even if we eventually complete clinical testing and receive approval of a Biologics License Application ("BLA") or foreign marketing authorization for one of our product candidates, the FDA, EMA or applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency may also approve our products for a more limited indication and/or a narrower patient population than we originally request, and the FDA, EMA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our products. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of our product candidates and would materially adversely impact our business and prospects.

The development of SINTAX medicines and their interactions with cells in the small intestine is an emerging field, and it is possible that the FDA or other regulatory authorities or bodies could issue regulations or new policies in the future affecting our product candidates.

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

Separately, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA temporarily postponed most foreign inspections of manufacturing facilities and products. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Moreover, the FDA requires us to comply with regulatory standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and welfare of trial participants are protected. Other countries’ regulatory agencies also have requirements for clinical trials with which we must comply. We also may be required in certain instances to register ongoing clinical trials and post the results of completed clinical trials on government-sponsored databases, such as ClinicalTrials.gov, or similar foreign databases within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Reliance on third parties for the manufacture of our product candidates increases the risk that we will not have sufficient quantities of our product candidates on a timely basis or at all, or that such quantities will be available at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Third-party manufacturers may not be able to comply with current Good Manufacturing Practice (“cGMP”) regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Some of the contract manufacturers we rely on to produce our product candidates have never produced a FDA-approved therapeutic. If our contract manufacturers are unable to comply with cGMP regulation or if the FDA does not approve their facility upon a pre-approval inspection, our product candidates may not be approved or may be delayed in obtaining approval. In addition, there are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing our products. Therefore, our product candidates and any future product candidates that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.

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

The development and commercialization of new drug and biologic products is highly competitive and is characterized by rapid and substantial technological development and product innovations. We face competition with respect to our current product candidates and will face competition with respect to product candidates that we may seek to develop or commercialize in the future, including from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We are aware of a number of large pharmaceutical and biotechnology companies, including AbbVie Inc., Agenus Inc., AstraZeneca plc, Bristol-Myers Squibb, F. Hoffmann-La Roche A.G., Gilead Sciences, Inc., Incyte Corporation, Johnson & Johnson, Merck, Novartis International A.G., Pfizer Inc. and Regeneron Pharmaceuticals, Inc., as well as smaller, early-stage companies, that are pursuing the development of products, including microbial-based therapeutics in some instances, for disease indications we are targeting. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others may be based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars. The Biologics Price Competition and Innovation Act (“BPCIA”) created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

In Europe, the European Commission has granted marketing authorizations for biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In the EU, upon receiving marketing authorization, new innovative products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EU from referencing the innovator's data to assess a biosimilar application. During the additional two-year period of market exclusivity, a biosimilar marketing authorization can be submitted, and the innovator's data may be referenced, but no biosimilar product can be marketed until the expiration of the market exclusivity. The overall 10-year of market exclusivity period may be extended to a maximum of 11 years if, during the first eight of those 10 years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. In addition, companies may be developing biosimilars in other countries that could compete with our products. If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our product candidates in the EU and many other jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval in foreign countries may differ substantially from that required to obtain FDA or other applicable regulatory approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA or other applicable regulatory approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals for our product candidates from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Any product candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to the continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP and similar requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We and our contract manufacturers will also be subject to continual review and periodic inspections to assess compliance with cGMP and similar requirements. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

Noncompliance with similar EU requirements regarding safety monitoring or pharmacovigilance can also result in significant financial penalties. Similarly, failure to comply with U.S. and foreign regulatory requirements regarding the development of products for pediatric populations and the protection of personal health information can also lead to significant penalties and sanctions.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we may obtain marketing approval. Our future arrangements with third-party payors, physicians and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

In the United States, the Patient Protection and Affordable Care Act (“ACA”) was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration or other challenges to the ACA, if any, will impact the ACA or our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ Medicaid Drug Rebate Program rebate liability is capped at 100% of the average manufacturer price for a covered outpatient drug. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Individual states in the United States have become increasingly active in implementing regulations designed to contain pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

Moreover, other parties have developed or may develop technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming similar methods or by claiming subject matter that could dominate our patent position. In addition, the standards that the United States Patent and Trademark Office (“USPTO”) and other jurisdictions use to grant patents are not always applied predictably or uniformly and can change. Similarly, the ultimate degree of protection that will be afforded to biotechnology inventions, including ours, in the United States and other jurisdictions, remains uncertain and is dependent upon the scope of the protection decided upon by patent offices, courts, and lawmakers.

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

We may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in derivation, reexamination, inter partes review, ex partes reexamination, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. For example, in February 2021, the European Patent Office informed us of a notice of opposition by a third party for a patent issued to us. In July 2021, we filed a reply to the notice of opposition. The patent at issue does not relate to our current product candidates.

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

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. Patent reform legislation in the United States, including the Leahy-Smith America Invents Act (the" Leahy-Smith Act"), signed into law on September 16, 2011, could increase those uncertainties and costs. The Leahy-Smith Act included a number of significant changes to U.S. patent law. These changes included provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act transformed the U.S. patent system into a “first to file” system. The first-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.

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

Europe’s planned Unified Patent Court may in particular present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. While that new court is being implemented to provide more certainty and efficiency to patent enforcement throughout Europe, it will also provide our competitors with a new forum to use to centrally revoke our European patents. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by that court. We will have the right to opt our patents out of that system over the first seven years of the court, but doing so may preclude us from realizing the benefits of the new unified court.

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

It is our policy to enter into confidentiality and intellectual property assignment agreements, including with our employees, consultants, contractors and advisors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. For example, even if we have a consulting agreement in place with an academic advisor pursuant to which such academic advisor is required to assign any inventions developed in connection with providing services to us, such academic advisor may not have the right to assign such inventions to us, as it may conflict with his or her obligations to assign all such intellectual property to his or her employing institution.

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

The uncertainty regarding new or modified arrangements between the United Kingdom and other countries following the withdrawal may have a material adverse effect on the movement of personnel, goods, information or data between the United Kingdom and members of the European Union and the United States, including the interruption of or delays in imports into the United Kingdom of goods originating within the European Union and exports from the United Kingdom of goods originating there. For example, shipments into the United Kingdom of drug substance manufactured for us in the European Union may be interrupted or delayed and thereby prevent or delay the manufacture in the United Kingdom of drug product. Similarly, shipments out of the United Kingdom of drug product to the United States or the European Union may be interrupted or delayed and thereby prevent or delay the delivery of drug product to clinical sites. Such a situation could hinder our ability to conduct current and planned clinical trials and have an adverse effect on our business.

Our business and operations would suffer in the event of information technology and other system failures or security breaches of or unauthorized access to our systems.

Despite the implementation of security measures, our internal computer systems and those of our current and future contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, or to attachments to emails and other security breaches or unauthorized access by persons inside our organization or with access to our internal systems. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusions, including by computer hackers, foreign governments and cyber terrorists, generally has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, our systems safeguard important confidential data, including personal data regarding patients enrolled in our clinical trials. While we are not aware of any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption to our product development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

Our cloud computing service providers have broad discretion to change and interpret their terms of service and other policies with respect to us, and those actions may be unfavorable to us. Our cloud computing service providers may also alter how we are able to process data on the platform. If a cloud computing service provider makes changes or interpretations that are unfavorable to us, our business could be seriously harmed.

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

Based on the number of shares of common stock outstanding as of June 30, 2021, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, shares representing approximately 67% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership control may have the effect of delaying, deferring or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 18.4 million shares of our common stock as of June 30, 2021 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, including entities affiliated with Flagship Pioneering, until such shares can otherwise be sold without restriction under Rule 144 of the Securities Act or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We have elected to take advantage of certain of the reduced reporting obligations, and may in the future take advantage of these or others. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

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

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders and our bylaws designate the federal district courts of the United States as the exclusive forum for actions arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Except as disclosed in our Current Report on Form 8-K filed with the SEC on February 2, 2021, there were no sales of unregistered equity securities during the six months ended June 30, 2021.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Evelo Biosciences, Inc.	8-K	001-38473	3.1	5/11/2018
3.2	Amended and Restated Bylaws of Evelo Biosciences, Inc.	8-K	001-38473	3.1	3/18/2021
4.1	Warrant to Purchase Common Stock, dated as of June 16, 2021, issued by Evelo Biosciences, Inc. to K2 HealthVentures Equity Trust LLC	8-K	001-38473	4.1	6/17/2021
10.1	Amendment No. 2 to Consulting Agreement dated April 9, 2021 between Evelo Biosciences, Inc. and David R. Epstein	10-Q	001-38473	10.2	4/29//2021
10.2	Amendment dated April 9, 2021 to Letter Agreement between Evelo Biosciences, Inc. and David R. Epstein	10-Q	001-38473	10.3	4/29/2021
10.3	Evelo Biosciences, Inc. Non-Employee Director Compensation Program, as amended June 9, 2021					*
10.4	Evelo Biosciences, Inc. 2021 Employment Inducement Award Plan, and U.K. sub-plan and forms of award agreements thereunder	S-8	333-256662	99.1	6/1/2021
10.5	Fourth Amendment, dated as of June 16, 2021, to the Loan and Security Agreement by and among Evelo Biosciences, Inc. and the other borrowers party thereto, the lenders party thereto, K2 HealthVentures LLC, as administrative agent for such lenders, and Ankura Trust Company, LLC, as collateral agent for such lenders, dated July 19, 2019, as amended	8-K	001-38473	10.1	6/17/2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document- the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

EVELO BIOSCIENCES, INC.

Date: July 29, 2021	By:	/s/ Balkrishan (Simba) Gill, Ph.D.
Balkrishan (Simba) Gill, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2021	By:	/s/ Luca Scavo
Luca Scavo
Chief Financial Officer
(Principal Financial Officer)