Form 10-Q
period 2021-09-30
Evelo Biosciences, Inc.
filed 2021-10-28
CIK 1694665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of October 26, 2021, the registrant had 53,459,948 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements including those contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our future results of operations and financial position, the anticipated impact of the COVID-19 pandemic on our business, business strategy, prospective products, product approvals, research and development costs, timing and plans for clinical trials, expected timing of the release of clinical trial data, new formulations and product candidates, the scalability of manufacturing, activities related to strategic collaborations and anticipated revenue therefrom, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

•    We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. We will need additional funding in order to complete development of our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or discontinue our product development programs or commercialization efforts.

•    Our product candidates are based on targeting SINTAX™, the small intestinal axis, which is an unproven approach to therapeutic intervention.

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

•    The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition.

Evelo Biosciences, Inc.
Form 10-Q for the Quarterly Period Ended September 30, 2021

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Evelo Biosciences, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except per share and share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$95,938	$68,857
Prepaid expenses and other current assets	1,977	2,123
Total current assets	97,915	70,980
Property and equipment, net	7,762	7,478
Right of use asset - operating lease	9,389	10,757
Other assets	1,392	1,424
Total assets	$116,458	$90,639
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,517	$1,442
Accrued expenses	15,641	16,254
Operating lease liability, current portion	1,877	1,674
Other current liabilities	692	463
Total current liabilities	20,727	19,833
Noncurrent liabilities:
Long-term debt	46,520	30,048
Operating lease liability, net of current portion	8,372	9,989
Deferred revenue	7,500	—
Other noncurrent liabilities	263	284
Total liabilities	83,382	60,154
Commitments and contingencies
Stockholder’s equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 53,472,345 and 47,488,505 shares issued and 53,453,959 and 47,470,119 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	53	47
Additional paid-in capital	419,066	322,957
Accumulated deficit	(386,043)	(292,519)
Total stockholders’ equity	33,076	30,485
Total liabilities and stockholders’ equity	$116,458	$90,639
See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$22,599	$14,910	$64,762	$47,503
General and administrative	10,111	5,272	23,075	16,185
Total operating expenses	32,710	20,182	87,837	63,688
Loss from operations	(32,710)	(20,182)	(87,837)	(63,688)
Other (expense) income:
Interest expense, net	(1,023)	(713)	(2,602)	(1,353)
Loss on extinguishment of debt	—	—	(3,226)	—
Other income, net	159	39	472	646
Total other expense	(864)	(674)	(5,356)	(707)
Loss before income taxes	(33,574)	(20,856)	(93,193)	(64,395)
Income tax expense	(156)	(67)	(331)	(221)
Net loss	$(33,730)	$(20,923)	$(93,524)	$(64,616)

Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(0.45)	$(1.77)	$(1.74)
Weighted-average number of common shares outstanding, basic and diluted	53,430,333	46,168,013	52,704,470	37,050,907

See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Nine Month Period Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance-December 31, 2020	47,470,119	$47	$322,957	$(292,519)	$30,485
Issuance of common stock, net	5,814,734	6	81,955	—	81,961
Issuance of common stock under Employee Stock Purchase Plan	27,587	—	90	—	90
Exercise of stock options	45,299	—	235	—	235
Stock-based compensation expense	—	—	3,264	—	3,264
Net loss	—	—	—	(28,196)	(28,196)
Balance-March 31, 2021	53,357,739	$53	$408,501	$(320,715)	$87,839

Exercise of stock options	40,532	—	330	—	330
Issuance of common stock warrants	—	—	1,750	—	1,750
Stock-based compensation expense	—	—	3,772	—	3,772
Net loss	—	—	—	(31,598)	(31,598)
Balance-June 30, 2021	53,398,271	$53	$414,353	$(352,313)	$62,093

Issuance of common stock under Employee Stock Purchase Plan	18,771	—	147	—	147
Exercise of stock options	27,067	—	125	—	125
Vesting of restricted common stock	9,850	—	—	—	—
Stock-based compensation expense	—	—	4,441	—	4,441
Net loss	—	—	—	(33,730)	(33,730)
Balance-September 30, 2021	53,453,959	$53	$419,066	$(386,043)	$33,076
See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Nine Month Period Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance-December 31, 2019	32,170,605	$32	$259,018	$(198,853)	$60,197
Vesting of restricted common stock	13,390	—	7	—	7
Exercise of stock options	137,213	—	226	—	226
Stock-based compensation expense	—	—	1,955	—	1,955
Net loss	—	—	—	(23,041)	(23,041)
Balance-March 31, 2020	32,321,208	$32	$261,206	$(221,894)	$39,344

Issuance of common stock in public offering, net of fees	13,800,000	14	48,393	—	48,407
Stock-based compensation expense	—	—	2,093	—	2,093
Vesting of restricted common stock	11,491	—	5	—	5
Exercise of stock options	3,944	—	9	—	9
Net loss	—	—	—	(20,652)	(20,652)
Balance-June 30, 2020	46,136,643	$46	$311,706	$(242,546)	$69,206

Issuance of stock under the Employee Stock Purchase Plan	28,603	—	92	—	92
Exercise of stock options	18,841	—	11	—	11
Stock-based compensation expense	—	—	2,045	—	2,045
Fees associated with public offering of common stock	—	—	(1)	—	(1)
Net loss	—	—	—	(20,923)	(20,923)
Balance-September 30, 2020	46,184,087	$46	$313,853	$(263,469)	$50,430

See accompanying notes to condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(93,524)	$(64,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,477	6,093
Depreciation expense	1,678	1,493
Non-cash interest expense	218	250
Non-cash lease expense	1,368	1,541
Loss on extinguishment of debt	3,226	—
Gain on sale of fixed assets, net	5	(5)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(63)	267
Accounts payable	1,075	2,105
Accrued expenses and other current liabilities	(404)	263
Operating lease liabilities	(1,414)	(1,771)
Deferred revenue	7,500	—
Other liabilities	(21)	270
Net cash used in operating activities	(68,879)	(54,110)
Investing activities
Purchases of property and equipment	(1,962)	(912)
Proceeds from sale of fixed assets	6	6
Net cash used in investing activities	(1,956)	(906)
Financing activities
Proceeds from issuance of common stock, net of issuance cost	81,961	48,424
Proceeds from the issuance of long-term debt, net of issuance costs	14,778	10,000
Proceeds from issuance of common stock under employee stock purchase plan and exercise of stock options	927	339
Net cash provided by financing activities	97,666	58,763
Net increase in cash, cash equivalents and restricted cash	26,831	3,747
Cash, cash equivalents and restricted cash – beginning of period	70,420	79,333
Cash, cash equivalents and restricted cash – end of period	$97,251	$83,080
Supplemental disclosure of cash flow information
Cash paid for interest	$2,383	$1,509
Cash paid for Tax	$9	$20
Noncash investing and financing activities
Deferred financing and public offering costs in accounts payable and accrued expenses	$—	$19
Property and equipment additions in accrued expenses	$198	$33
Issuance of common stock warrants	$1,750	$—
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
On June 3, 2019, the Company filed a Registration Statement on Form S-3 (File No. 333-231911) (the “2019 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million for a period of up to three years from the date of its effectiveness on June 6, 2019. The Company also simultaneously entered into a sales agreement (the "ATM") with Cowen and Company, LLC, as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $50.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf. For the three and nine months ended September 30, 2021, the Company sold no shares and 139,734 shares, respectively, under the ATM with offering prices ranging between $12.54 and $13.17 per share for gross proceeds of $1.8 million, and net proceeds of $1.7 million, after deducting commission and other offering expenses payable by the Company.
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
On August 23, 2021, the Company filed a Registration Statement on Form S-3 (File No. 333-259005) (the “2021 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200 million for a period of up to three years from the date of its effectiveness on August 30, 2021.

The Company has incurred operating losses since inception and expects such losses and negative operating cash flows to continue for the foreseeable future. The Company historically has funded its operations from the issuance of convertible notes, convertible preferred stock and common stock, and through debt financings. As of September 30, 2021, the Company had cash and cash equivalents of $95.9 million and an accumulated deficit of $386.0 million.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure. Based on the Company’s current operating plan, the Company believes that its cash and cash equivalents at September 30, 2021 will not be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Quarterly Report on Form 10-Q, and the Company will need to obtain additional funding. The Company intends to pursue strategic partnerships and collaborations, or obtain additional funding through its available financing sources which include additional public offerings of common stock and private financing of debt or equity. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalent resources at September 30, 2021, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standard Codification (“ASC”) and ASU of the FASB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and notes thereto. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2021, the results of its operations and stockholders' equity for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.
Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, estimates related to the application of ASC 606, Revenue from Contracts with Customers ("ASC 606") to our collaboration agreement, the accrual of research and development expenses and the valuation of stock-based awards. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.
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
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents are comprised of highly liquid investments that are readily convertible into cash with original maturities of three months or less. Cash and cash equivalents include cash held in banks and amounts held in money market funds. Cash equivalents are stated at cost, which approximates market value. The Company’s restricted cash consists of restricted cash in connection with building leases for the Company’s office and laboratory premises and deposits held in relation to the company's credit card facility. As of September 30, 2021 and December 31, 2020 the Company had $0 and $0.3 million in current restricted cash within prepaid expenses, respectively, and other current assets. As of September 30, 2021 and December 31, 2020 the Company had $1.3 million in noncurrent restricted cash which were included within other assets in the unaudited condensed consolidated balance sheets. The following reconciles cash, cash equivalents and restricted cash as of September 30, 2021 and December 31, 2020, as presented on the Company's statements of cash flows, to its related balance sheet accounts (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents:
Cash	$3,359	$4,487
Money market funds	92,579	64,370
Total cash and cash equivalents	95,938	68,857
Restricted cash	1,313	1,563
Cash, cash equivalents and restricted cash	$97,251	$70,420
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

Recently Adopted Accounting Pronouncements
Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard was effective for the Company on January 1, 2021 and it includes several provisions which simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and increasing consistency and clarity for the users of financial statements. The Company adopted ASU No. 2019-12 on January 1, 2021 and has concluded the adoption did not have a material impact on its unaudited condensed consolidated financial statements.
Accounting Pronouncements Issued and Not Adopted as of September 30, 2021
Financial Instruments - Credit Losses
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

The Company has not recognized any revenue under the ALJ Agreement to date as they have not completed any performance obligation within the agreement. As of September 30, 2021, the Company has recognized $7.5 million of deferred revenue, which is classified as a non-current liability in the accompanying unaudited condensed consolidated balance sheets as the performance obligation is not expected to be completed within the next twelve months.

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
In June 2018, the Company entered into a sublease arrangement with a third party to lease space subject to an operating lease that expired in April 2020. The minimum rental payments received under this agreement totaled $0 and $0.2 million, respectively, for the three months and nine months ended September 30, 2020 and were equivalent to the minimum payments due from the Company to the landlord.
For the three months and nine months ended September 30, 2021, the Company recorded rent expense of $0.7 million and $2.2 million, respectively. For the three months and nine months ended September 30, 2020, the Company recorded rent expense of $0.7 million and $2.1 million, respectively. There was no sublease rental income for the three months and nine months ended September 30, 2021. There was no sublease rental income for the three months ended September 30, 2020. Sublease rental income is inclusive of rental payments, taxes and operating expenses.
The minimum aggregate future lease commitments at September 30, 2021, are as follows (in thousands):

Amount
2021 (excluding amounts paid or in Accounts Payable as of 9/30/2021)	$507
2022	3,062
2023	3,154
2024	3,249
2025	2,491
Total lease payments	12,463
Less imputed interest	(2,214)
Total	$10,249

Other information:
Operating cash flows used for operating leases	$1,967
Weighted-average remaining lease term (in years)	4.0
Weighted-average discount rate	9.5%

5. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2021 and December 31, 2020 (in thousands):

Description	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds included within cash and cash equivalents	$92,579	$92,579	$—	$—
Total	$92,579	$92,579	$—	$—

Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds included within cash and cash equivalents	$64,370	$64,370	$—	$—
Total	$64,370	$64,370	$—	$—
As of September 30, 2021 and December 31, 2020, the Company's cash equivalents have been initially valued at the transaction price and subsequently valued utilizing a third party pricing service. The Company validates the prices provided by its third-party pricing service by understanding the models used and obtaining market values from other pricing sources.
6. Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Property and equipment:
Lab equipment	$10,050	$8,831
Leasehold improvements	2,157	2,157
Furniture and fixtures	822	822
Computers and software	252	230
Office equipment	21	3
Construction-in-process	1,577	1,078
Property and equipment	14,879	13,121
Less: accumulated depreciation	(7,117)	(5,643)
Property and equipment, net	$7,762	$7,478
The Company recognized $0.6 million and $1.7 million of depreciation expense for the three and nine months ended September 30, 2021, respectively, and $0.5 million and $1.5 million of depreciation expense for the three and nine months ended September 30, 2020, respectively.
7. Loan and Security Agreements

On July 19, 2019, the Company entered into a loan and security agreement (as amended, the "2019 Credit Facility") with K2 HealthVentures LLC and others (collectively, "K2HV") pursuant to which the K2HV agreed to make term loans in an aggregate principal amount of up to $45.0 million available to the Company in three tranches. The initial tranche of $20.0 million was funded upon closing on July 19, 2019. As amended on May 15, 2020, the second tranche of $10.0 million was available to be funded between December 1, 2019 and July 15, 2020 and was drawn down on July 14, 2020. The availability of the third tranche of $15.0 million expired on January 15, 2021. On June 16, 2021 (the "Amended Credit Facility Effective Date"), the parties further amended the 2019 Credit Facility (as so amended, the “Amended Credit Facility”) to, among other things, replace and supersede the existing $15.0 million third tranche commitment with a new $15.0 million fourth tranche commitment, which the Company drew down on June 16, 2021. In connection with the Amended Credit Facility, the Company issued to K2 HealthVentures Equity Trust LLC, an affiliate of K2HV, a warrant to purchase up to 139,770 shares of the Company’s common stock with an exercise price of $13.30 per share, subject to customary per share adjustments that are within the Company's control (the "Warrant”). In addition, under the Amended Credit Facility, K2HV has the option, exercisable at any time, to convert up to $5.0 million of principal outstanding into shares of the Company’s common stock at a conversion price of $13.30 per share, subject to customary per share adjustments within the Company's control (the "Conversion Option”).

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

Borrowings under the Amended Credit Facility are collateralized by substantially all of the Company's personal property, excluding intellectual property, and the Company pledged its equity interests in its subsidiaries, subject to certain limitations with respect to its foreign subsidiaries. The Amended Credit Facility contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and occurrence of a material adverse effect. The Company has determined that the risk of subjective acceleration under the material adverse events clause was remote and therefore has classified the long-term portion of the outstanding principal in non-current liabilities. Upon the occurrence and continuation of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the administrative agent, collateral agent, and lenders may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the Amended Credit Facility and under applicable law. As of September 30, 2021, the Company was in compliance with all covenants under the Amended Credit Facility.

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

The Company has the following minimum aggregate future loan payments at September 30, 2021 (in thousands).

Twelve month period ending September 30,	Amount
2022	$3,947
2023	20,377
2024	31,389
Total minimum payments	55,713
Less amounts representing interest and discount	(9,193)
Total Debt	$46,520
Interest expense was approximately $1.0 million and $2.6 million for the three and nine months ended September 30, 2021, respectively, and $0.6 million and $1.5 million for the three and nine months ended September 30, 2020.
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
On August 6, 2017, the Company and the Mayo Clinic entered into a license agreement (“2017 Mayo License Agreement”). Under the 2017 Mayo License Agreement, the Mayo Clinic granted the Company (i) an exclusive, worldwide, sublicensable license under the Mayo Clinic’s rights to certain intellectual property and microbial strains and (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how, in each case, to develop and commercialize certain microbial strains and licensed products incorporating any such strains. As consideration, the Company paid a nonrefundable upfront fee of $0.2 million and will pay annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2017. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe the Mayo Clinic milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $56.0 million in the aggregate, as well as royalties on net sales of licensed products in low single-digit percentages. As of September 30, 2021, the Company has incurred milestone payments to date totaling approximately $0.3 million under the agreement of which no amounts are currently due.

University of Chicago
On March 10, 2016, the Company and the University of Chicago entered into a patent license agreement (“2016 University of Chicago Agreement”). Under the 2016 University of Chicago Agreement, the University of Chicago granted the Company (i) an exclusive, royalty-bearing and sublicensable license under the licensed patents and (ii) a non-exclusive, royalty-bearing, sublicensable license to access the technical information to diligently develop and commercialize licensed products. As consideration, the Company paid a nonrefundable upfront fee of less than $0.5 million and will pay annual license maintenance fees. Nonrefundable upfront fees were expensed in full to research and development expense in 2016. Annual maintenance fees will be expensed as incurred over the term of the agreement. The Company may owe the University of Chicago milestone payments, totaling an aggregate of approximately $60.9 million upon the achievement of certain development, regulatory, and commercial milestones, as well as royalties on net sales of licensed products ranging from low to high single-digit percentages. As of September 30, 2021, the Company has incurred milestone payments to date totaling approximately $0.4 million under the agreement of which no amounts are currently due.
9. Commitments and Contingencies
Collaboration Agreement with Sacco S.r.l.
In July 2019, the Company entered into an agreement with Sacco S.r.l. ("Sacco"), an affiliate of one of the Company’s existing contract manufacturing organizations, pursuant to which and subject to certain exceptions for pre-existing products for pre-existing customers, Sacco will manufacture and supply single strain, non-genetically modified microbes intended for oral delivery or oral use in pharmaceutical products exclusively for the Company for a period of five years. Sacco may terminate the agreement if the provision of manufacturing services has been, or is scheduled to be, inactive for a period of six consecutive months. The Company has agreed to pay Sacco an aggregate of €3.0 million, €0.6 million annually, during the exclusivity period. The Company has incurred annual exclusivity fees to date totaling approximately €1.8 million, and no amounts are currently due as of September 30, 2021.
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

A Notice of Opposition (the "Opposition") was filed against European Patent No. 3223834, which is held by the Company. In July 2021, the Company filed its reply to the Opposition. The patent at issue does not relate to any of the Company’s current product candidates, and any subsequent proceeding is not expected to affect any of the Company’s current development plans.
10. Stockholders’ Equity
Common Stock
On June 3, 2019, the Company filed the 2019 Shelf with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million for a period of up to three years from the date of the filing. The Company also simultaneously entered into the ATM, providing for the offering, issuance and sale by the Company of up to an aggregate $50.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf. For the three and nine months ended September 30, 2021, the Company sold no common shares and 139,734 common shares, respectively, under the ATM with offering prices ranging between $12.54 and $13.17 per share for gross proceeds of net proceeds of $1.7 million, after deducting commission and other offering expenses payable by the Company.
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
On August 23, 2021, the Company filed the 2021 Shelf with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million for a period of up to three years from the date of its effectiveness on August 30, 2021.
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
The exercise price of stock options granted under the Inducement Award Plan will not be less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company’s board of directors and are subject to the provisions of the Inducement Award Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the Inducement Award Plan expire no more than 10 years from the date of grant. As of September 30, 2021, stock option awards covering up to 800,000 shares of the Company’s common stock have been issued under the Inducement Award Plan, none of which have been exercised or canceled. As of September 30, 2021, restricted stock unit (“RSU”) awards covering up to 4,545 shares of the Company’s common stock have been granted under the Inducement Award Plan, none of which have vested or been forfeited. As of September 30, 2021, 445,455 shares of common stock are available for future grant under the Inducement Award Plan.
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
The exercise price of stock options granted under the 2018 Plan will not be less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the board of directors and are subject to the provisions of the 2018 Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options provide for accelerated vesting in the event of a change in control. Awards granted to non-employee consultants generally vest monthly over a period of one to four years. Stock options granted under the 2018 Plan expire no more than 10 years from the date of grant. As of September 30, 2021, stock options awards covering up to 7,048,331 shares of the Company’s common stock have been issued under the 2018 Plan, of which 39,600 have been exercised and 1,081,458 have been canceled. As of September 30, 2021, 268,200 shares of common stock are available for future grant under the 2018 Plan.
2015 Stock Incentive Plan
Prior to the approval of the 2018 Plan, the Company granted equity awards under the 2015 Plan, which originally provided for grant of incentive stock options, non-qualified stock options, restricted stock awards, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors.
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
Under the 2015 Plan, the Company was authorized to grant equity awards up to an aggregate of 5,417,044 shares of common stock. As of September 30, 2021, an aggregate of 5,758,536 options and other equity awards had been granted under the 2015 Plan, of which 1,454,079 have been exercised, 1,280,445 have been canceled and 18,468 have been repurchased as of September 30, 2021. A total of 113,006 shares previously reserved under the 2015 Plan that had not been exercised or were otherwise subject to outstanding exercise awards were no longer authorized for issuance under the 2015 Plan as of May 8, 2018.

Stock-Based Compensation Expense
Stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative	$2,388	$969	$5,552	$2,868
Research and development	2,053	1,076	5,925	3,225
Total stock-based compensation expense	$4,441	$2,045	$11,477	$6,093
Stock Options
A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2020	6,610,662	$6.55
Granted	3,472,149	14.63
Exercised	(112,898)	6.12
Canceled	(218,628)	11.10
Options outstanding at September 30, 2021	9,751,285	9.30
Exercisable as of September 30, 2021	4,724,499	$6.48
The weighted-average fair value of options granted during the nine months ended September 30, 2021 and 2020 was $10.81 and $4.17, respectively.
As of September 30, 2021, total unrecognized stock-based compensation expense relating to unvested stock options was $40.3 million. This amount is expected to be recognized over a weighted average period of 2.78 years.
Restricted Stock Units
A summary of the restricted stock unit ("RSU") activity and related information is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2020	284,000	$4.41
Granted	172,450	15.50
Vested	(14,777)	13.74
Forfeited	(39,192)	7.20
Unvested balance at September 30, 2021	402,481	$8.54
Stock-based compensation expense related to RSUs was $0.4 million and $0.7 million, respectively, for the three months and nine months ended September 30, 2021.
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

The compensation expense recognized related to the ESPP for the three and nine ended September 30, 2021 and 2020 was not material. There was a total of 18,771 shares and 46,358 shares, respectively, purchased under the ESPP during the three and nine months ended September 30, 2021. There were 28,603 shares purchased under the ESPP during both the three months and nine months ended September 30, 2020.
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
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act contained several key provisions including: (i) five year carryback of net operating losses (“NOLs”), (ii) increase in amount of business interest expense deductible under Section 163(j) of the Internal Revenue Code from 30% to 50% for tax years 2019 and 2020, (iii) deferral of payment of employer payroll taxes, (iv) temporary refundable employee retention credit, (v) suspension of certain aviation and alcohol excise taxes and (vi) technical correction for qualified improvement property. As of September 30, 2021, the Company had deferred $0.4 million in employer payroll taxes pursuant to the CARES Act, of which $0.2 million is included in the accrued expenses and $0.2 million is included in the other noncurrent liabilities in these unaudited condensed consolidated balance sheets.
For the nine months ended September 30, 2021 and 2020 the Company recorded a tax provision of $0.3 million and $0.2 million, respectively, primarily related to the Company's wholly-owned UK subsidiary.
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
The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Nine Months Ended September 30,
	2021	2020
Unvested common stock from early exercise of options	18,386	36,772
Stock options to purchase common stock	9,716,285	6,577,620
Warrant	139,770	—
Conversion option	375,939	—
Common stock offering from ESPP	13,152	12,482
Total	10,263,532	6,626,874

14. Related Party Transactions
The Company receives clinical advisory services from Weatherden Ltd. (“Weatherden”) under agreements that were entered into during 2017 and 2018. Duncan McHale, the Company’s Chief Medical Officer, is a part owner of Weatherden. During the nine months ended September 30, 2021 and 2020, the Company paid Weatherden $0.2 million and $0.5 million, respectively. As of September 30, 2021 and 2020, the amounts due to Weatherden under the supply of service agreement were each less than $0.1 million, respectively.
In June 2018, the Company entered into a subleasing arrangement with Ring Therapeutics, Inc. (formerly VL46, Inc.), an affiliate of one of its stockholders, Flagship Venture Funds. Under the terms of the sublease, the Company invoiced Ring Therapeutics for an aggregate $0.9 million in rent payments which were due during the period from July 1, 2018 through April 30, 2020, the sublease expiration date, plus related taxes and lease operating costs. For the nine months ended September 30, 2020, $0.3 million related to this sublease, inclusive of rent payments, taxes and operating expenses, has been recorded as an offset to operating expense within the unaudited condensed consolidated statements of operations.

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
Clinical Programs
EDP1815

EDP1815 is an investigational oral biologic being developed for the treatment of a broad range of inflammatory diseases, including clinical programs in psoriasis, atopic dermatitis, and COVID-19. It is a strain of Prevotella histicola, selected for its specific pharmacology.
Psoriasis and atopic dermatitis

Phase 2 clinical trial in psoriasis

Based on previously reported positive clinical data in two cohorts of individuals with mild to moderate psoriasis in a Phase 1b clinical trial, we advanced EDP1815 into a double-blind, placebo-controlled, dose-ranging Phase 2 study designed to evaluate three doses of an enteric capsule formulation of EDP1815 versus placebo in 249 patients with mild and moderate psoriasis over a 16-week treatment period. In the study, the Psoriasis Area and Severity Index ("PASI") scores were assessed by both mean changes from baseline and responder rates, for example PASI-50. The primary endpoint was the mean percentage reduction in PASI score between treatment and placebo at 16 weeks and was prespecified as a Bayesian analysis. The Bayesian approach provides an estimate of the probability that EDP1815 is superior to placebo. Secondary endpoints included the proportion of study participants who achieved a 50% or greater improvement in PASI from baseline ("PASI-50") at the week 16 timepoint and other clinical measures of disease such as Physicians Global Assessment ("PGA"), Body Surface Area ("BSA"), PGA x BSA, Psoriasis Symptom Inventory ("PSI"), and Dermatology Life Quality Index ("DLQI").

In September 2021, we announced data from our Phase 2 clinical trial of EDP1815 in psoriasis. The 16-week primary endpoint gave probabilities that EDP1815 is superior to placebo ranging from 80% to 90% across the cohorts using the prespecified Bayesian analyses. The PASI-50 responder endpoint reports the proportion of patients who had a meaningful clinical response, which is defined as a patient achieving a PASI-50 response. 25% to 32% of patients across the three cohorts who were treated with EDP1815 achieved a PASI-50 at week 16 compared to 12% across the pooled placebo group. In cohorts 1 and 2 this difference in response rate was statistically significant (p <0.05). Cohort 3 was not statistically significant, but directionally similar (25% vs. 12%). The pooled PASI-50 response across all three EDP1815 cohorts, an exploratory analysis, was 29% vs. 12% for the pooled placebo group and was also statistically significant with a p-value of 0.027. An increase in the number of capsules of EDP1815 did not lead to a dose response.

A post hoc sensitivity analysis was performed, evaluating the proportion of subjects that reached clear skin (PGA =0) or nearly clear skin (PGA=1). These scores represent the treatment targets for subjects with moderate or mild psoriasis. The analyses used a Cochran–Mantel–Haenszel test which allows for stratification of the baseline variables. The test was performed using both a 5% BSA threshold and a PGA 2 or 3 threshold. These thresholds were chosen as they represent different definitions of mild disease and moderate disease. As no dose response was evident between the treatment groups, all of the EDP1815 treated cohorts were combined. There was a statistically significant difference between the EDP1815 treated groups and the placebo groups with both definitions. When PGA was used as the stratification variable, the p value = 0.05, and when a threshold of 5% BSA was used, the p value = 0.049. This data provides further evidence of the potential of EDP1815 to drive clinically meaningful benefit in a proportion of patients.

Additionally, several patients on EDP1815 achieved a PASI-75 or better, which was sustained or continued to improve post treatment. For individuals who had a PASI-50 response or better, consistent improvements in patient reported outcomes such as DLQI and PSI were observed.

EDP1815 was observed to be well tolerated in the Phase 2 trial. The safety results were comparable to placebo and consistent with what was previously reported in a Phase 1b study. Adverse events ("AEs") classified as

“gastrointestinal” were comparable between active and placebo groups, with no clinically meaningful differences in rates of diarrhea, abdominal pain, nausea, or vomiting. There were no related serious adverse events. Based on the aggregate data from the Phase 2 trial to date, we currently intend to advance EDP1815 towards registration trials in psoriasis.

Additionally, we anticipate that initial data from Part B of the Phase 2 clinical trial of EDP1815 in psoriasis, assessing the durability of treatment response following completion of 16 weeks of dosing in 124 participants, will be available in the first quarter of 2022. We anticipate presenting the full Phase 2 trial data set at a medical meeting or scientific congress during 2022.

Phase 2 clinical trial in atopic dermatitis

Based on previously reported positive clinical data in a cohort of patients with mild and moderate atopic dermatitis in a Phase 1b clinical trial, we are advancing EDP1815 into a 16-week, double-blind, placebo-controlled, multiple cohort trial in patients with mild, moderate, and severe atopic dermatitis. Approximately 225 patients will be randomized to receive EDP1815, and 75 patients will be randomized to receive placebo. Patients will receive either 1 capsule once daily, 2 capsules once daily, or 1 capsule twice daily. The primary endpoint will be the percent of patients achieving an Eczema Area and Severity Index ("EASI") score of EASI-50 at week 16, which is defined as a patient achieving 50% or greater improvement in EASI from baseline ("EASI-50") at the week 16 timepoint. Secondary endpoints will include a number of physician-reported outcomes, such as Investigators Global Assessment ("IGA") and BSA, along with numerous patient-reported outcomes, such as DLQI, SCORing Atopic Dermatitis ("SCORAD"), itch using the daily peak pruritus numerical rating scale, and Patient Oriented Eczema Measure ("POEM"). All trial participants who complete the 16-week trial will be eligible to enroll into an open-label extension trial where they will receive EDP1815.

We previously received and responded to a clinical hold letter from the FDA related to our Investigational New Drug Application for the EDP1815 Phase 2 trial in atopic dermatitis. The FDA requested that additional detail be added to the trial protocol around risks to patients that require their current atopic dermatitis medications be discontinued, the manner in which safety data is collected, and defined study halting criteria. The FDA has since lifted the clinical hold. We anticipate reporting results from this trial in the fourth quarter of 2022, which, if positive, will be used to support the dose selection for the Phase 3 atopic dermatitis program.

COVID-19

EDP1815 is being evaluated in an ongoing clinical study for the treatment of hospitalized COVID-19 patients. EDP1815 is included as a treatment arm in the TACTIC-E clinical trial. TACTIC-E is a Phase 2/3 randomized trial, sponsored by Cambridge University Hospitals NHS Foundation Trust, that is expected to evaluate up to 469 patients per arm at Addenbrooke’s Hospital and other leading clinical centers in the United Kingdom, with additional recruitment efforts in Brazil, Mexico, and India. The trial is investigating the safety and efficacy of certain experimental therapies in the prevention and treatment of life-threatening complications associated with COVID-19 in hospitalized individuals at early stages of the disease. The trial is enrolling individuals with COVID-19 who have identified risk factors for developing severe complications and are at risk of progression to the intensive care unit or death. The primary outcome measure of the trial is time to incidence (up to day 14) of any one of the following: death, mechanical ventilation, extracorporeal membrane oxygenation (ECMO), cardiovascular organ support, renal failure, hemofiltration or dialysis. Secondary outcome measures include duration of stay in hospital, duration of oxygen therapy, changes in biomarkers associated with COVID-19 progression, and time to clinical improvement.

We continue to actively recruit patients into the phase 2/3 TACTIC-E clinical trial in the UK, Brazil, Mexico and India. Based on the progress in TACTIC-E and the success of the vaccination program in the US, which has reduced hospitalization rates, we have decided to focus our efforts on the TACTIC-E clinical trial and to close our smaller US phase 2 study, which was also evaluating the safety and efficacy of EDP1815 for the treatment of hospitalized patients with newly diagnosed COVID-19.

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

We currently intend to evaluate EDP1815 in additional inflammatory disease indications. Potential indications include psoriatic arthritis, asthma, allergy, axial spondylarthritis and rheumatoid arthritis.

EDP1867

EDP1867 is a non-live pharmaceutical preparation of a single strain of Veillonella parvula, isolated from the ileum of a human donor. It is made non-live by y-irradiation in the manufacturing process, making it unable to colonize or persist in the gut, a central feature of SINTAX medicines. EDP1867 is currently in clinical development, and has the potential to treat a wide range of inflammatory and neuroinflammatory diseases.

In preclinical studies, EDP1867 was shown to resolve multiple pathways of inflammation. This observed activity suggests a number of possible initial clinical indications for EDP1867, including Th2-dependent inflammation which underlies atopic diseases and a large spectrum of asthma. We initiated our first Phase 1b clinical trial of EDP1867 in healthy volunteers and patients with moderate atopic dermatitis in February 2021 and, due to slower than expected enrollment, now expect to report interim data in the first half of 2022.

Additionally, in October 2021, we presented further preclinical data for EDP1867 at the European Committee for Treatment and Research in Multiple Sclerosis (“ECTRIMS”). In the relevant preclinical study, EDP1867 was tested in a relapsing-remitting autoimmune encephalomyelitis (“EAE”) mouse model of neuroinflammation. Oral daily treatment with EDP1867 administered prophylactically or therapeutically reduced the severity of disease as demonstrated by a decreased mean maximum score and a decreased incidence of relapse compared to placebo. Treatment with EDP1867 reduced inflammation and demyelination in the spinal cord as shown in histopathological analysis. Transcriptional profiling of small intestine tissue confirmed that EDP1867 upregulated genes in lymphocyte pathways that resolve inflammation, as well as genes associated with intestinal homeostasis. Orally administered EDP1867 reduced disease severity and incidence of relapse in relapsing-remitting EAE mouse models of multiple sclerosis (“MS”), supporting the potential development of EDP1867 for the treatment of neuroinflammatory diseases.

EDP2939

EDP2939 is an extracellular vesicle ("EV") investigational oral biologic being developed for the treatment of inflammatory diseases. In May 2021, we presented preclinical data for EDP2939 at the American Association of Immunologists Meeting. EDP2939 is the first EV product candidate we have nominated in our inflammation program. We anticipate initiation of clinical development in 2022.

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
We are a development stage company and have not generated any revenue. All of our product candidates are in clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses and we continue to incur significant research and development and other expenses related to our operations. For the nine months ended September 30, 2021, our net loss was $93.5 million. As of September 30, 2021, we had an accumulated deficit of $386.0 million. We do not expect to generate revenue from sales of any products for the foreseeable future, if at all.
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

During the three months and nine months ended September 30, 2021, pursuant to the June 2019 sales agreement with Cowen and Company, LLC, we sold no shares and 139,734 shares of our common stock, respectively, in “at-the-market” offerings under a registration statement on Form S-3 that we previously filed with the SEC with offering prices ranging between $12.54 to $13.17 per share for gross proceeds of $1.8 million and net proceeds of $1.7 million, after deducting commission and other offering expenses payable by us.

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

As of September 30, 2021, our principal source of liquidity is cash and cash equivalents, which totaled approximately $95.9 million. Based on our current operating plan, our existing cash and cash equivalents as of September 30, 2021 will be sufficient to enable us to fund operating expenses and capital expenditure requirements to late third quarter of 2022. Funds for Phase 3 clinical trials are not included in our forecast. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources."

Based on our current operating plan, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements appearing within this Quarterly Report on Form 10-Q. To finance our operations beyond that point, we will need to raise additional capital. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our unaudited condensed consolidated financial statements for the period ended September 30, 2021 were issued. As such, we plan to seek to raise capital from time to time through future equity financings, debt financings or partnerships to fund our future operations and remain as a going concern. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. See Note 1 of the notes to our unaudited condensed consolidated condensed financial statements in this Quarterly Report on Form 10-Q for additional information on our assessment.
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

Interest Expense, Net
Interest expense, net primarily consists of interest expense incurred on our debt offset by interest earned on our cash, and cash equivalents. During each of the three and nine months ended September 30, 2021 and 2020, interest expense, net consisted primarily of interest at the stated rate on borrowings under our loan and security agreements and amortization of deferred financing costs and interest expense related to the accretion of debt discount offset by interest earned on institutional money market instruments and U.S. treasury securities.
Loss on Extinguishment of Debt

Loss on extinguishment of debt for three and nine ended September 30, 2021 reflects the difference between the reacquisition cost of the new debt, inclusive of the fair value of the Warrant and lender fees, and the carrying amount of the existing debt. This is a non-cash item.

Other Income (Expense), Net
Other income, net for the three and nine months ended September 30, 2021 and 2020 primarily consists of foreign currency gains and government grants related to our operations in the United Kingdom.
Income Taxes
Income tax expense for the three and nine months ended September 30, 2021 and 2020 reflects the provision for income taxes at our wholly owned UK subsidiary.
Since our inception in 2014, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.
Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$22,599	$14,910	$7,689
General and administrative	10,111	5,272	4,839
Total operating expenses	32,710	20,182	12,528
Loss from operations	(32,710)	(20,182)	(12,528)
Other (expense) income:
Interest expense, net	(1,023)	(713)	(310)
Loss on extinguishment of debt	—	—	—
Total other income, net	159	39	120
Total other expense	(864)	(674)	(190)
Loss before income taxes	(33,574)	(20,856)	(12,718)
Income tax expense	(156)	(67)	(89)
Net loss	$(33,730)	$(20,923)	$(12,807)

Research and Development Expenses (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Platform expenses	$3,660	$2,591	$1,069
Inflammation programs	10,014	5,883	4,131
Oncology programs	501	983	(482)
Research and development personnel costs (including stock-based compensation)	8,424	5,453	2,971
Total research and development expenses	$22,599	$14,910	$7,689

Research and development expenses were $22.6 million for the three months ended September 30, 2021, compared to $14.9 million for the three months ended September 30, 2020. The increase of $7.7 million was primarily driven by $4.1 million for higher inflammation program costs from the progression of EDP1815 into two Phase 2 studies, one for psoriasis and one for atopic dermatitis, and progression of EDP1867 in a Phase 1 clinical trial, partially offset by the closeout of the EDP1066 program. In addition, there were higher personnel costs of $3.0 million due to increases in clinical development and technical operations headcount to support increased clinical program activities and higher platform expenses of $1.1 million primarily driven by higher spend for preclinical studies and lab supplies. These increases were partially offset by $0.5 million decrease in our oncology programs primarily related to the wind down of the EDP1503 program. Overall, we expect that our research and development expenses will continue to increase in the foreseeable future as we continue our clinical trials for our product candidates, including EDP1815 and EDP1867, initiate new clinical trials, expand into additional therapeutic areas, continue discovery and development efforts for additional product candidates, hire additional research and development personnel, and seek to increase manufacturing capabilities.

General and Administrative Expenses (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
General and administrative personnel costs (including stock-based compensation)	$6,147	$2,798	$3,349
Professional fees	2,316	1,254	1,062
Facility costs, office expense and other	1,648	1,220	428
Total general and administrative expenses	$10,111	$5,272	$4,839

General and administrative expenses were $10.1 million for the three months ended September 30, 2021, compared to $5.3 million for the three months ended September 30, 2020. The increase of $4.8 million was primarily driven by $3.3 million related to increased headcount and $1.1 million in professional fees to support our business activities. We expect general and administrative expenses to increase due to higher personnel and related costs, professional, legal, and patent fees and consulting expenses in support of our continued growth.

Total Other Expense, Net

Total other expense, net for the three months ended September 30, 2021 was expense of $0.9 million compared to expense of $0.7 million for the three months ended September 30, 2020. The $0.2 million increase in other expenses was primarily driven by the $0.3 million increase in interest expense due to higher outstanding principal balances on our debt facility.

Net Loss

Net loss for the three months ended September 30, 2021 was $33.7 million, compared to $20.9 million for the three months ended September 30, 2020. The increase of $12.8 million was primarily the result of the increases in research and development expenses, general and administrative expenses and decrease in total other income, net discussed above.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$64,762	$47,503	$17,259
General and administrative	23,075	16,185	6,890
Total operating expenses	87,837	63,688	24,149
Loss from operations	(87,837)	(63,688)	(24,149)
Other (expense) income:
Interest expense, net	(2,602)	(1,353)	(1,249)
Loss on extinguishment of debt	(3,226)	—	(3,226)
Other income, net	472	646	(174)
Total other expense	(5,356)	(707)	(4,649)
Loss before income taxes	(93,193)	(64,395)	(28,798)
Income tax expense	(331)	(221)	(110)
Net loss	$(93,524)	$(64,616)	$(28,908)

Research and Development Expenses (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Platform expenses	$9,634	$8,840	$794
Inflammation programs	30,281	18,153	12,128
Oncology programs	2,226	4,066	(1,840)
Research and development personnel costs (including stock-based compensation)	22,621	16,444	6,177
Total research and development expenses	$64,762	$47,503	$17,259

Research and development expenses were $64.8 million for the nine months ended September 30, 2021, compared to $47.5 million for the nine months ended September 30, 2020. The increase of $17.3 million was primarily driven by $12.1 million for higher inflammation program costs from the progression of EDP1815 into two Phase 2 studies, one for psoriasis and one for atopic dermatitis, and progression of EDP1867 in a Phase 1 clinical trial, partially offset by the closeout of the EDP1066 program. In addition, there were higher personnel costs of $6.2 million due to increases in clinical development and technical operations headcount to support increased clinical program activities and $0.8 million for higher spend for preclinical studies and lab supplies. These increases were partially offset by a $1.8 million decrease in our oncology programs primarily related to the wind down of the

EDP1503 program. Overall, we expect that our research and development expenses will continue to increase in the foreseeable future as we continue our clinical trials for our product candidates, including EDP1815 and EDP1867, initiate new clinical trials, expand into additional therapeutic areas, continue discovery and development efforts for additional product candidates, hire additional research and development personnel, and seek to increase manufacturing capabilities.

General and Administrative Expenses (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
General and administrative personnel costs (including stock-based compensation)	$13,982	$8,704	$5,278
Professional fees	5,378	4,032	1,346
Facility costs, office expense and other	3,715	3,449	266
Total general and administrative expenses	$23,075	$16,185	$6,890

General and administrative expenses were $23.1 million for the nine months ended September 30, 2021, compared to $16.2 million for the nine months ended September 30, 2020. The increase of $6.9 million was primarily driven by $5.3 million related to increased headcount and $1.3 million for professional fees to support our business activities. We expect general and administrative expenses to increase due to higher personnel and related costs, professional, legal, and patent fees and consulting expenses in support of our continued growth.

Total Other Expense, Net

Total other expense, net for the nine months ended September 30, 2021, was $5.4 million compared to $0.7 million for the nine months ended September 30, 2020. The $4.6 million increase in other expenses was primarily driven by (i) a non-cash loss on extinguishment of debt of $3.2 million related to the entry into the Amended Credit Facility, (ii) a decrease in interest income as a result of lower interest rates and an increase in interest expense as a result of a greater principal balance from the Amended Credit Facility , and (iii) a decrease in foreign currency gains and a grant related to our operations in the United Kingdom.

Net Loss

Net loss for the nine months ended September 30, 2021 was $93.5 million, compared to $64.6 million for the nine months ended September 30, 2020. The increase of $28.9 million was primarily the result of the increases in research and development expenses, general and administrative expenses and decrease in total other income, net discussed above.
Liquidity and Capital Resources

We have incurred losses and generated negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. We incurred net losses of approximately $93.5 million and $64.6 million for the nine months ended September 30, 2021 and 2020, respectively. To date, we have financed our operations primarily with proceeds from public and private offerings of our common stock, sales of our convertible preferred stock to our equity investors and borrowings under our debt facilities. From our inception through September 30, 2021, we have received gross proceeds of $429.7 million from such transactions, including a net $45.0 million borrowed under our debt facilities. As of September 30, 2021, we had cash and cash equivalents of $95.9 million and an accumulated deficit of $386.0 million.

For the three months and nine months ended September 30, 2021, pursuant to the June 2019 sales agreement with Cowen and Company, LLC, we sold no shares and 139,734 shares of our common stock, respectively, in “at-the-market” offerings under a registration statement on Form S-3 that we previously filed with the SEC with offering prices ranging between $12.54 to $13.17 per share for gross proceeds of $1.8 million and net proceeds of $1.7 million, after deducting commission and other offering expenses payable by us.

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

We expect that our existing cash and cash equivalents as of September 30, 2021 will enable us to fund our planned operating expenses and capital expenditure requirements into the late third quarter of 2022. Funds for Phase 3 clinical trials are not included in our forecast.
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

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash used in operating activities	$(68,879)	$(54,110)
Cash used in investing activities	(1,956)	(906)
Cash provided by financing activities	97,666	58,763
Net increase in cash, cash equivalents and restricted cash	$26,831	$3,747
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2021 was $68.9 million driven primarily by our net loss of $93.5 million. This was partially offset by non-cash charges including an extinguishment loss of $3.2 million, stock-based compensation expense of $11.5 million, non-cash lease expense of $1.4 million, depreciation expense of $1.7 million, non-cash interest expense of $0.2 million and changes in operating assets and liabilities.
Net cash used in operating activities for the nine months ended September 30, 2020 was $54.1 million driven primarily by our net loss of $64.6 million. This was partially offset by non-cash charges including stock-based compensation expense of $6.1 million, non-cash lease expense of $1.5 million, depreciation expense of $1.5 million and changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 was $2.0 million, driven by the purchase of capital equipment totaling $2.0 million during the period.
Net cash used in investing activities for the nine months ended September 30, 2020 was $0.9 million, driven by the net purchase of capital equipment totaling $0.9 million during the period.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 was $97.7 million, consisting of proceeds from the issuance of common stock, net of issuance costs totaling $82.0 million, net proceeds from the issuance of long-term debt totaling $14.8 million, and proceeds from the issuance of common stock under the ESPP and the exercise of stock options totaling $0.9 million.
Net cash provided by financing activities for the nine months ended September 30, 2020 was $58.8 million, consisting of $48.4 million proceeds from the issuance of common stock; net of issuance cost, proceeds from the issuance of long-term debt under the Amended Credit Facility of $10.0 million and proceeds from the issuance of common stock under the ESPP and the exercise of stock options totaling $0.3 million.
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
There have been no material changes to our critical accounting policies during the three and nine months ended September 30, 2021 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K that was filed with the SEC on March 9, 2021.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.
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
Since inception, we have incurred significant operating losses. Our net loss was $93.5 million and $64.6 million for the nine months ended September 30, 2021, and 2020, respectively. Our net loss was $93.7 million and $85.5 million for the years ended December 31, 2020 and 2019, respectively. As of September 30, 2021, we had an accumulated deficit of $386.0 million. Through September 30, 2021, we have financed our operations through private placements of our preferred stock, borrowings under loan and security agreements and proceeds from equity offerings of our common stock. We have devoted substantially all of our financial resources and efforts to developing our platform, identifying potential product candidates and conducting preclinical and clinical trials. We are in the early stages of developing our product candidates, and we have not completed the development of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:
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
Because of the numerous risks and uncertainties associated with pharmaceutical product and biological product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA or other regulatory authorities to perform preclinical studies or clinical trials in addition to those currently expected, or if there are any delays in completing our preclinical studies or clinical trials or the development of any of our product candidates, our expenses could increase and revenue could be further delayed.
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

We expect that our existing cash and cash equivalents as of September 30, 2021, will enable us to fund our planned operating expenses and capital expenditure requirements into late third quarter of 2022. Funds for Phase 3 clinical trials are not included in our forecast. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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
Since our inception in 2014, we have devoted substantially all of our resources to identifying and developing our product candidates, building our intellectual property portfolio, process development and manufacturing function, planning our business, raising capital and providing general and administrative support for these operations. All of our product candidates are in clinical or preclinical development. We have not yet demonstrated our ability to successfully complete a Phase 3 or other pivotal clinical trial, obtain regulatory approvals to commercialize a product, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control.

Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We may be forced to delay or reduce the scope of our development programs, reduce our research and development costs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of September 30, 2021, we had $95.9 million in cash and cash equivalents. Based on our available cash resources, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the unaudited condensed consolidated financial statements appearing within this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our unaudited condensed consolidated financial statements for the period ended September 30, 2021 were issued. Nevertheless, our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern.

.

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

As of September 30, 2021, the outstanding principal balance under the Amended Credit Facility was $45.0 million. The Amended Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries.

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

Our product candidates, including EDP1815, EDP1867, EDP2939 and EDP1908 are designed to work by modulating the immune system. While we have observed in preclinical and clinical studies that our product candidates have limited systemic exposure, the pharmacological immune effects we induce are systemic. Systemic immunomodulation from taking our product candidates could lead to immunotoxicity in patients, which may cause us or regulatory authorities to delay, limit or suspend clinical development. Other immunomodulatory agents have shown immunotoxicity. This includes immune suppressive agents, such as HUMIRA or REMICADE, which have shown an increased risk of infection or in rare instances certain types of blood cancer. In the case of immune activating agents, such as YERVOY, induction of adverse auto-immune events has been observed in some patients. Immunotoxicity in one program could cause regulators to view these adverse events as a class effect of our product candidates which may impact the timing of the development of our pipeline of potential product candidates. Even if the adverse events are manageable, the profile of the drug may be such that it limits or diminishes the possible number of patients who could receive our therapy.
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

Adverse events in our preclinical studies or clinical trials or those of our competitors or of academic researchers utilizing therapeutic microbes, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, increased volatility in our stock price, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for our product candidates that are approved, if any, and a decrease in demand for any such products.

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

The results from earlier clinical trials of product candidates may not predict the results that will be obtained in subsequent subjects or in subsequent human clinical trials of that product candidate. There can be no assurance that any trial will ultimately be successful or support further clinical advancement of any given product candidate.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, or changes in governmental regulations or administrative actions. For example, in September 2021 the FDA placed an IND for a Phase 2 topic dermatitis trial of EDP1815 on clinical hold and requested that we amend our protocol to account for risks to patients that require their current atopic dermatitis medications be discontinued, the manner in which safety data is collected, and defined study halting criteria. The FDA has since lifted the clinical hold.

Further, conducting clinical trials in foreign countries, as we have in the past and may continue to do in the future for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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
We have in the past and may in the future choose to conduct clinical trials outside the United States for our product candidates. Although the FDA may accept data from clinical trials conducted outside the United States not conducted under IND, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be conducted in accordance with Good Clinical Practice, and the FDA must also be able to validate the data from the study through an on-site inspection if necessary. In general, the patient population for any clinical trials conducted outside of the United States must be representative of the population for which we intend to seek approval for the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials of our product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

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

Even if we eventually complete clinical testing and receive approval of a Biologics License Application ("BLA") or foreign marketing authorization for one of our product candidates, the FDA or applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency may also approve our products for a more limited indication and/or a narrower patient population than we originally request, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our products. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of our product candidates and would materially adversely impact our business and prospects.

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

In addition, the EU adopted the Clinical Trials Regulation, or CTR, in April 2014, which will become applicable as of January 31, 2022. The CTR will be directly applicable in all EU member states, repealing the current Clinical Trials Directive. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new CTR becomes applicable. The extent to which ongoing clinical trials will be governed by the CTR will depend on when the CTR becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the CTR becomes applicable the CTR will at that time begin to apply to the clinical trial. The CTR harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which will notably contain a centralized EU portal and database.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

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

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. Patent reform legislation in the United States, including the Leahy-Smith America Invents Act (the "Leahy-Smith Act"), signed into law on September 16, 2011, could increase those uncertainties and costs. The Leahy-Smith Act included a number of significant changes to U.S. patent law. These changes included provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act transformed the U.S. patent system into a “first to file” system. The first-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.

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

We are highly dependent on Balkrishan (Simba) Gill, our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees.

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

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

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

While the trade and cooperation agreement has avoided a “no deal” Brexit scenario, and provides for quota and tariff free trading of goods in principle, it is nevertheless expected that the agreement will result in the creation of non-tariff barriers (such as increased shipping and regulatory costs and complexities) to the trade in goods between the United Kingdom and EU. Further, the agreement does not provide for the continued free movement of services between the United Kingdom and EU and also grants each of the United Kingdom and EU the ability, in certain circumstances, to unilaterally impose tariffs on one another. The agreement does provide for the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued. However, it is important to note that significant regulatory gaps still exist and the agreement does not contain wholesale mutual recognition of United Kingdom and EU pharmaceutical regulations and product standards between the parties, for example, in relation to batch testing and pharmacovigilance, which remain subject to further discussions.

For marketing authorizations, an applicant for a centralized procedure marketing authorization must be established in the EU. After the withdrawal of the United Kingdom from the EU, companies established in the United Kingdom cannot use the centralized procedure and instead must follow one of the United Kingdom national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an authorization to market products in the United Kingdom. The United Kingdom regulatory authority, the Medicines and Healthcare products Regulatory Agency, or MHRA, may rely on a decision taken by the European Commission on the approval of a new centralized procedure marketing authorization when determining an application for a Great Britain authorization or use the MHRA’s decentralized or mutual recognition procedures which enable marketing authorizations approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in Great Britain.

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

Despite the implementation of security measures, our internal computer systems and those of our current and future contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, or to attachments to emails and other security breaches or unauthorized access by persons inside our organization or with access to our internal systems. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusions, including by computer hackers, foreign governments and cyber terrorists, generally has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, our systems safeguard important confidential data, including personal data regarding patients enrolled in our clinical trials. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. While we are not aware of any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption to our product development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and we have also outsourced elements of our information technology infrastructure. Similar events relating to the computer systems of our third-party service providers and vendors could make us vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information, and we could incur liability and reputational damage. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

Legislation in various countries around the world with regard to cybersecurity, privacy and data protection is rapidly expanding and creating a complex compliance environment. We are subject to many federal, state, and foreign laws and regulations, including those related to privacy, rights of publicity, data protection, content regulation, intellectual property, health and safety, competition, protection of minors, consumer protection, employment, and taxation. By way of example, the General Data Protection Regulation (the “GDPR”), which became effective in May 2018, has caused more stringent data protection requirements in the EU and the European Economic Area (“EEA”). The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects how their personal data is to be used; imposes limitations on retention of personal data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are subject to the supervision of local data protection authorities in those EU jurisdictions where we have business operations or are otherwise subject to the GDPR.

In addition, the GDPR prohibits the transfer of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place. In July 2020, the Court of Justice of the European Union (the “CJEU”) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield for purposes of international transfers. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place; however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission has published revised standard contractual clauses for data transfers from the EEA. The revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. We will be required to implement the revised standard contractual clauses, in relation to relevant existing contracts and certain additional contracts and arrangements, within the relevant time frames. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. These recent developments are likely to require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to/ in the United States. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Certain breaches of the GDPR requirements could result in substantial fines, which can be up to four percent of worldwide revenue or 20 million Euros, whichever is greater. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, as well as potential civil claims, including class action type litigation where individuals suffered harm. Relatedly, following the United Kingdom’s withdrawal from the EEA and the EU, and the expiration of the transition period, from January 1, 2021, companies have to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. On January 1, 2021, the United Kingdom became a third country for the purposes of the GDPR.

The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. On June 28, 2021, the European Commission adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission renews or extends that decision and remains under review by the Commission during this period. Similarly, California has enacted the California Consumer Privacy Act (the "CCPA"), which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, the California Privacy Rights Act (the “CPRA”) was recently enacted in California. The CPRA will impose additional data protection obligations on covered companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. The CCPA and CPRA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could seriously harm our business

Acquisitions or joint ventures could disrupt our business, cause dilution to our stockholders and otherwise harm our business.

We may acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. We have limited experience in completing such transactions. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

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

Based on the number of shares of common stock outstanding as of September 30, 2021, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, shares representing approximately 67% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership control may have the effect of delaying, deferring or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 18.4 million shares of our common stock as of September 30, 2021 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, including entities affiliated with Flagship Pioneering, until such shares can otherwise be sold without restriction under Rule 144 of the Securities Act or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

As of December 31, 2020, we had approximately $133.7 million and $129.4 million of federal and state NOLs, respectively. $49.9 million of our federal NOLs expire at various dates through 2037, and $83.8 million of our federal NOLs carry forward indefinitely, but our ability to use such federal NOLs to offset taxable income is limited to 80% of taxable income with respect to taxable years beginning after December 31, 2020. Our state NOLs expire at various dates through 2040. As of December 31, 2020, we had federal and state research and development tax credits of $5.0 million and $2.6 million, respectively, which expire at various dates through 2040. A portion of these NOLs and the tax credit carryforwards could expire unused and be unavailable to offset future taxable income or income tax liabilities, respectively. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change NOLs or tax credits to offset future taxable income or tax liabilities. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or tax credits may be subject to limitations arising from previous ownership changes. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our state NOLs or tax credits may also be limited or impaired under state law. Our ability to utilize our NOLs or tax credits is also conditioned upon our attaining profitability and generating federal and state taxable income and income tax liabilities. We have incurred significant net losses since our inception, and therefore, we do not know whether or when we will generate the federal or state taxable income or income tax liabilities necessary to utilize our NOLs or tax credits. Accordingly, we may not be able to utilize a material portion of our NOLs or tax credits. In addition, we may be required to pay federal income taxes due to the 80% limitation on utilization of certain federal NOLs to offset taxable income even if we have federal NOLs that are otherwise available for use.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities

Except as disclosed in our Current Report on Form 8-K filed with the SEC on February 2, 2021, there were no sales of unregistered equity securities during the nine months ended September 30, 2021.

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

EVELO BIOSCIENCES, INC.

Date: October 28, 2021	By:	/s/ Balkrishan (Simba) Gill, Ph.D.
Balkrishan (Simba) Gill, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2021	By:	/s/ Luca Scavo
Luca Scavo
Chief Financial Officer
(Principal Financial Officer)