Form 10-Q/A
period 2021-09-30
Evelo Biosciences, Inc.
filed 2021-10-29
CIK 1694665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q/A

Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) amends the Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed on October 28, 2021 (the “Original Filing”) by Evelo Biosciences, Inc. (the “Company”). The purpose of this Amended Filing is to revise Part I, Item 4 and Part II, Item 1A of the Original Filing to reflect management’s conclusion that the Company's disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting identified subsequent to the Original Filing.

Except as expressly set forth herein, this Amended Filing does not modify, amend, or update in any way the financial statements and other disclosures set forth in the Company’s Original Filing. As such, this Amended Filing speaks as of the date of the Original Filing and, except to revise the Original Filing as described above, the Company has not undertaken to supplement or update any information contained in the Original Filing to give effect to subsequent events, and the Company’s unaudited condensed consolidated financial statements as of and for the three and nine-months ended September 30, 2021, which were included in the Original Filing, have not changed as a result of the identification of the material weakness. This Amended Filing should be read in conjunction with the Original Filing and the Company’s reports filed with the SEC subsequent to the Original Filing, including any amendments to those filings.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, we are also filing currently dated certifications by the Company’s Principal Executive Officer and Principal Financial Officer.

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
Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of the date of the Original Filing due to a material weakness in the Company’s internal control over financial reporting identified subsequent to the Original Filing. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to an insufficient process for confirming final approvals for the release of reviewed and approved documentation prior to filing such documentation with the Securities and Exchange Commission (the “SEC”). The SEC requires a registrant to engage an independent accountant to review the registrant’s interim financial information before the registrant files its quarterly report on Form 10-Q. Prior to final sign-off by the Company’s independent accountant, the Company unintentionally filed the Original Filing. As a result, the Company has determined there is a material weakness that should be disclosed. The material weakness did not result in any financial statement modifications, and there have been no changes to the Company’s previously disclosed financial results.
Remediation Plan

Upon identifying the individual control deficiency, the Company’s management has taken actions to remediate the deficiency that resulted in the material weakness and to improve the design and effectiveness of the Company’s public reporting activities. The remediation activities include expanding managerial oversight of, and adding process controls to, the Company’s financial statement approval process.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the most recent financial quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the Original Filing, management has taken actions to remediate the deficiency that resulted in the material weakness described above.

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

Our failure to maintain effective control over financial reporting and disclosure controls and procedures could result in errors in our financial statements, our failure to meet our reporting obligations, reduce investor confidence, and adversely impact our stock price.

As a public company, we are required to maintain effective disclosure controls and procedures and internal control over financial reporting and to report any material weaknesses in such internal controls. As discussed in Part I, Item 4. “Controls and Procedures” of this Quarterly Report on Form 10-Q, we have identified a material weakness relating to an insufficient process for confirming final approvals for the release of reviewed and approved documentation prior to filing such documentation with the SEC.

If the additional controls and processes we implement to remediate the material weakness prove to be insufficient, or if we identify other deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and, consequently, our ability to prepare financial statements within required time periods, could be adversely affected and we may be unable to assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Furthermore, any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

The discovery of additional deficiencies could result in violations of applicable securities laws, stock exchange listing requirements, and agreements to which we are subject, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to hinder our ability to access capital markets.

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

EVELO BIOSCIENCES, INC.

Date: October 29, 2021	By:	/s/ Balkrishan (Simba) Gill, Ph.D.
Balkrishan (Simba) Gill, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2021	By:	/s/ Luca Scavo
Luca Scavo
Chief Financial Officer
(Principal Financial Officer)