Form 10-Q
period 2022-06-30
Evelo Biosciences, Inc.
filed 2022-08-11
CIK 1694665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of August 8, 2022, the registrant had 107,993,704 shares of common stock, $0.001 par value per share, outstanding.

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
•our ability to enroll patients and volunteers in clinical trials, to timely and successfully complete those trials and to receive necessary regulatory approvals;
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
•federal, state and foreign regulatory requirements, including regulation of our product candidates by the U.S. Food and Drug Administration ("FDA");
•the likelihood of regulatory filings and approvals;
•our ability to obtain and retain key executives and attract and retain qualified personnel;
•activities related to strategic collaborations and anticipated revenue therefrom;
•our ability to successfully manage our growth; and
•developments relating to our competitors and our industry.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, some of which cannot be predicted or quantified and some of which are beyond our control. Risks, uncertainties and assumptions that may cause actual results to differ materially from current expectations include, among other things, those set forth below in “Summary Risk Factors,” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 1A. “Risk Factors” and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events, speaks only as of the date of this Quarterly Report on Form 10-Q, and is subject to these and other risks, uncertainties and assumptions. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited and we cannot guarantee future results. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by law, we do not plan, and assume no obligation, to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. We qualify all of our forward-looking statements by these cautionary statements.
This Quarterly Report on Form 10-Q may also contain estimates, projections and other information concerning our industry, our business and the markets for certain drugs and consumer products, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources, and we have not independently verified the data from third party sources. In some cases, we do not expressly refer to the sources from which these data are derived.
In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to the "Company," “Evelo,” “we,” “us,” “our” and similar references refer to Evelo Biosciences, Inc. and our wholly owned subsidiaries. This Quarterly Report on Form 10-Q may also contain references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend any use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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
•We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. We will need additional funding in order to complete development of our product candidates, commercialize our products, if approved, and meet our debt obligations. If we are unable to raise capital when needed, we will be forced to delay, reduce or discontinue our product development programs or commercialization efforts.
•Our product candidates are based on targeting SINTAX, the small intestinal axis, which is an unproven approach to therapeutic intervention.
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

Evelo Biosciences, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 2022

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Evelo Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share and share amounts)

(Unaudited)
	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$92,007	$68,441
Prepaid expenses and other current assets	5,003	2,585
Total current assets	97,010	71,026
Property and equipment, net	5,821	6,622
Right of use asset - operating lease	7,915	8,910
Other assets	1,155	1,313
Total assets	$111,901	$87,871
Liabilities and stockholders’ equity
Current liabilities:
Debt, current portion	$5,928	$—
Accounts payable	2,248	1,601
Accrued expenses	10,423	13,068
Operating lease liability, current portion	2,105	1,951
Other current liabilities	737	742
Total current liabilities	21,441	17,362
Noncurrent liabilities:
Debt, net of current portion	40,746	46,557
Operating lease liability, net of current portion	6,566	7,785
Deferred revenue	7,500	7,500
Total liabilities	76,253	79,204
Commitments and contingencies (Note 10)
Stockholder’s equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 107,953,319 and 53,576,454 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	108	54
Additional paid-in capital	510,657	423,308
Accumulated deficit	(475,117)	(414,695)
Total stockholders’ equity	35,648	8,667
Total liabilities and stockholders’ equity	$111,901	$87,871

See accompanying notes to unaudited condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$21,221	$20,655	$40,542	$42,163
General and administrative	8,366	7,001	17,783	12,964
Total operating expenses	29,587	27,656	58,325	55,127
Loss from operations	(29,587)	(27,656)	(58,325)	(55,127)
Other income (expense):
Interest expense, net	(1,020)	(814)	(2,047)	(1,579)
Loss on extinguishment of debt	—	(3,226)	—	(3,226)
Other miscellaneous income, net	209	151	229	313
Total other expense, net	(811)	(3,889)	(1,818)	(4,492)
Loss before income taxes	(30,398)	(31,545)	(60,143)	(59,619)
Income tax expense	(163)	(53)	(279)	(175)
Net loss	$(30,561)	$(31,598)	$(60,422)	$(59,794)

Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.59)	$(0.93)	$(1.14)
Weighted-average number of common shares outstanding, basic and diluted	75,719,092	53,379,415	64,730,412	52,340,608

    See accompanying notes to unaudited condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(In thousands, except share amounts)

(Unaudited)
	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance - December 31, 2021	53,576,454	$54	$423,308	$(414,695)	$8,667
Issuance of common stock under Employee Stock Purchase Plan	36,329	—	129	—	129
Vesting of restricted common stock	35,406	—	—	—	—
Stock-based compensation expense	—	—	4,275	—	4,275
Fees associated with public offering of common stock	—	—	(12)	—	(12)
Net loss	—	—	—	(29,861)	(29,861)
Balance - March 31, 2022	53,648,189	$54	$427,700	$(444,556)	$(16,802)
Issuance of common stock, net	54,246,358	54	78,928	—	78,982
Vesting of restricted common stock	16,278	—	—	—	—
Exercise of stock options	42,494	—	30	—	30
Stock-based compensation expense	—	—	3,999	—	3,999
Net loss	—	—	—	(30,561)	(30,561)
Balance - June 30, 2022	107,953,319	$108	$510,657	$(475,117)	$35,648

See accompanying notes to unaudited condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(In thousands, except share amounts)

(Unaudited)
	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance - December 31, 2020	47,470,119	$47	$322,957	$(292,519)	$30,485
Issuance of common stock, net	5,814,734	6	81,955	—	81,961
Issuance of common stock under Employee Stock Purchase Plan	27,587	—	90	—	90
Exercise of stock options	45,299	—	235	—	235
Stock-based compensation expense	—	—	3,264	—	3,264
Net loss	—	—	—	(28,196)	(28,196)
Balance - March 31, 2021	53,357,739	$53	$408,501	$(320,715)	$87,839
Exercise of stock options	40,532	—	330	—	330
Stock-based compensation expense	—	—	3,772	—	3,772
Issuance of common stock warrants	—	—	1,750	—	1,750
Net loss	—	—	—	(31,598)	(31,598)
Balance - June 30, 2021	53,398,271	$53	$414,353	$(352,313)	$62,093

See accompanying notes to unaudited condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)
	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(60,422)	$(59,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,274	7,036
Depreciation expense	1,050	1,090
Non-cash interest expense	116	180
Non-cash lease expense	995	901
Loss on extinguishment of debt	—	3,226
Loss (gain) on disposal of property and equipment	232	(4)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,520)	(789)
Accounts payable	636	877
Accrued expenses and other current liabilities	(2,754)	(987)
Operating lease liabilities	(1,065)	(927)
Deferred revenue	—	7,500
Other liabilities	—	(21)
Net cash used in operating activities	(55,458)	(41,712)
Investing activities
Purchases of property and equipment	(385)	(1,151)
Proceeds from sale of fixed assets	—	4
Net cash used in investing activities	(385)	(1,147)
Financing activities
Proceeds from issuance of common stock, net of issuance cost	79,092	81,902
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	159	655
Proceeds from the issuance of long-term debt, net of issuance costs	—	14,778
Net cash provided by financing activities	79,251	97,335
Net increase in cash, cash equivalents and restricted cash	23,408	54,476
Cash, cash equivalents and restricted cash – beginning of period	69,754	70,420
Cash, cash equivalents and restricted cash – end of period	$93,162	$124,896
Supplemental disclosure of cash flow information
Cash paid for interest	$1,957	$1,388
Cash paid for taxes	$394	$—
Noncash investing and financing activities
Offering costs in accrued expenses	$122	$59
Property and equipment additions included in accrued expenses	$11	$172
Issuance of common stock warrants	$—	$1,750

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
Since inception, we have devoted substantially all of our efforts to research and development and raising capital. We have not generated any product or license revenue related to our primary business purpose to date. We are subject to a number of risks similar to those of other development stage companies, including a dependence on key individuals, the need to develop commercially viable products, the competition from other companies, many of which are larger and better capitalized, and the need to obtain adequate additional financing to fund the development of our products.
We have incurred operating losses since inception and we expect such losses and negative operating cash flows to continue for the foreseeable future. As of June 30, 2022, we held cash, cash equivalents and restricted cash of $93.2 million and have an accumulated deficit of $475.1 million. Since inception, we have financed operations primarily with the proceeds from the issuance of common stock and since-redeemed preferred stock to equity investors, and from debt financing.
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. The transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates, and the achievement of a level of revenues adequate to support our cost structure. Based on our current operating plan, we believe that our cash and cash equivalents balance as of June 30, 2022 will not be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Quarterly Report on Form 10-Q, and we will need to obtain additional funding. We intend to obtain additional funding through available financing sources which may include additional public offerings of common stock, private financing of debt or equity, and / or the pursuit of strategic partnerships, licensing arrangements or collaborations. Management’s belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. If we are unable to obtain sufficient funding, we may be required to delay development efforts, limit activities and reduce research and development costs, which could adversely affect our business prospects. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalent resources as of June 30, 2022, management concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standard Codification (“ASC”) and ASUs of the FASB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP were condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 and the related notes thereto. These unaudited condensed consolidated financial statements are prepared on the same basis as the audited financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly our financial position as of June 30, 2022, and the results of operations and stockholders' equity for the six months ended June 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be realized for the year ending December 31, 2022, or for any future period.

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, estimates related to the application of Revenue from Contracts with Customers (Topic 606) ("ASC 606") to our collaboration agreement with Meddist Company Limited ("ALJ"), the accrual of research and development expenses, the expected future lives of property and equipment and the valuation of stock-based awards. We base our estimates on historical experience and market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
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
Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially expose us to concentrations of credit risk primarily consist of cash and cash equivalents. We place our operating cash in demand deposit accounts at a single financial institution which have exceeded and are expected to continue to exceed federally insured limits. Our money market funds are held in an investment account at an affiliate institution.
As of June 30, 2022 and December 31, 2021, we had no off-balance sheet risk such as foreign exchange contracts, option contracts, derivatives or foreign currency hedging arrangements.
Comprehensive Loss
Comprehensive loss consists of net loss and changes in equity during a period arising from transactions and other equity and circumstances, of which we have none. Our comprehensive loss equals our net loss for all periods presented.

Cash, Cash Equivalents and Restricted Cash
Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less, which consist of cash held in banks and funds held in money market accounts. Cash equivalents are stated at cost, which approximates market value. Our restricted cash consists of restricted cash in connection with building leases for our office and laboratory premises and deposits held in relation to our credit card facility. As of June 30, 2022 and December 31, 2021 we had $1.2 million and $1.3 million, respectively, in noncurrent restricted cash included within other assets recorded on the unaudited condensed consolidated balance sheets.
The following reconciles cash, cash equivalents and restricted cash as of June 30, 2022 and December 31, 2021, as presented on our statements of cash flows to the related balance sheet accounts (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents:
Cash	$4,572	$1,452
Money market funds	87,435	66,989
Total cash and cash equivalents	92,007	68,441
Restricted cash	1,155	1,313
Cash, cash equivalents and restricted cash	$93,162	$69,754

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
Property and Equipment
Property and equipment consists of computer hardware and software, furniture and fixtures, office equipment, research and lab equipment and leasehold improvement recorded at cost. Property and equipment is depreciated using the straight-line method over the estimated useful lives of each asset. Assets are depreciated over their estimated useful lives upon placement in service.
A summary of the estimated useful lives of our property and equipment is as follows:

Computer hardware	3	to	5 years
Computer software	3 years
Furniture and fixtures	7 years
Research and laboratory equipment (used/new)	3	to	5 years
Leasehold improvements	Lesser of asset life or remaining life of lease

Assets acquired but not placed in service are included in property and equipment as construction-in-process, and are not depreciated. Repairs and maintenance costs are expensed as incurred.
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
Revenue Recognition
We recognize revenue under the FASB guidance of ASC 606. Since inception, we have entered into one contract subject to ASC 606, however, as discussed in Note 3 - ALJ Collaborative Agreement, all revenue pursuant to this arrangement has been deferred.
Collaborative Agreements
We analyze our collaborative arrangements under the FASB guidance of Collaborative Arrangements (Topic 808) ("ASC 808"). To the extent an arrangement falls within the scope of ASC 808, we assess whether aspects of the arrangement between us and our collaboration partner are within the scope of other accounting guidance, including ASC 606.
Deferred Revenue
We record a contract liability as deferred revenue on our unaudited condensed consolidated balance sheets when we receive payment but have not yet satisfied our related performance obligations specified in the sales or other contract. Revenue is recognized from deferred revenue in the period in which our obligations under the agreement are fulfilled or are proportionately recognized in the proportional amount of fulfillment. See Note 3 - ALJ Collaborative Agreement.
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
Net Loss per Share
Basic net loss per share is calculated by dividing our net loss by the weighted-average number of shares of common stock outstanding during the period. For purposes of the dilutive net loss per share applicable to common stockholders calculation, stock options, common stock from our 2018 Employee Stock Purchase Plan, convertible debt, warrants to purchase common shares and unvested restricted stock are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share applicable to common stockholders, as their effect would be anti-dilutive. Consequently, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.
Recently Adopted Accounting Pronouncements
Debt with Conversion and Other Options
On August 5, 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU-2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance simplifies the evaluation of whether a contract in the issuer’s own equity can be classified in equity or an embedded feature qualifies for the derivative scope exception. We adopted the guidance for the year beginning January 1, 2022. The adoption has no impact on our unaudited condensed consolidated financial statements and related disclosures.
Codification Improvements
In October 2020, the FASB issued ASU No. 2020-10 - Codification Improvements. The amendments improve the codification by having all disclosure-related guidance available in the disclosure sections of the codification and also include various other minor amendments. We adopted the guidance for the year beginning January 1, 2022, with no impact on our unaudited condensed consolidated financial statements and related disclosures.
Accounting Pronouncements Issued and Not Adopted
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which was subsequently updated (together “ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 will be effective for us on January 1, 2023, with early adoption permitted. We are currently evaluating the potential impact that this standard may have on our financial position and results of operations, as well as the timing of our adoption of this standard.
3. ALJ Collaborative Agreement
In March 2021, we entered into a collaborative commercialization and license agreement (“ALJ Agreement”) with ALJ. Pursuant to the ALJ Agreement, we granted to ALJ an exclusive, non-transferable, sublicensable license to our product candidate EDP1815. In consideration for the rights granted under the ALJ Agreement, ALJ was obligated to pay a one-time, non-refundable upfront fee of $7.5 million. The parties will also share the future operating profits and losses for certain products in certain territories equally (50:50) as well as certain development, regulatory and commercialization costs. We have concluded that the delivery of the license to ALJ shall be accounted for under ASC 606. The development, regulatory and commercialization activities within the territories shall be accounted for under ASC 808.
We have recognized no revenue under the ALJ Agreement to date as we have yet to undertake any of our performance obligations within the agreement. The $7.5 million upfront fee is recorded as deferred revenue as a non-current liability in the accompanying unaudited condensed consolidated balance sheets because the performance obligation is not expected to be completed within the next twelve months.

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
For the three months ended June 30, 2022 and 2021, we recorded rent expense of $0.8 million and $0.7 million, respectively. For the six months ended June 30, 2022 and 2021, we recorded rent expense of $1.5 million and $1.5 million, respectively.
The minimum aggregate lease commitments as of June 30, 2022 are as follows (in thousands):

Remainder of 2022	$1,289
2023	3,154
2024	3,249
2025	2,492
Total minimum lease payments	10,184
Less: imputed interest	(1,513)
Total operating lease liability	$8,671

Operating cash flows used for operating leases	$1,520
Weighted-average remaining lease term	3.25 years
Weighted-average discount rate	9.5%

5. Fair Value Measurements
The following presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of June 30, 2022 (in thousands):

	Total	Level 1
Assets:
Money market funds included in cash and cash equivalents	$87,435	$87,435
Total	$87,435	$87,435

The following presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

	Total	Level 1
Assets:
Money market funds included in cash and cash equivalents	$66,989	$66,989
Total	$66,989	$66,989

Cash held in money market funds are invested in a fund comprised of U.S. government securities and instruments. As of June 30, 2022 and December 31, 2021, our financial assets measurable at fair value consisted entirely of money market funds measured at Level 1. We held no financial liabilities measurable at fair value.

6. Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Lab equipment	$9,933	$9,689
Leasehold improvements	2,157	2,157
Furniture and fixtures	818	809
Computers and software	277	259
Office equipment	38	21
Construction-in-process	1,282	1,321
	14,505	14,256
Less: accumulated depreciation	(8,684)	(7,634)
Property and equipment, net	$5,821	$6,622

For the three months ended June 30, 2022 and 2021, we recorded depreciation expense of $0.5 million and $0.5 million, respectively. For the six months ended June 30, 2022 and 2021, we recorded depreciation expense of $1.1 million and $1.1 million, respectively.
7. Accrued Expenses
Accrued expenses recorded on the unaudited condensed consolidated balance sheets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued external research and development expenses	$4,288	$4,895
Accrued payroll and related expenses	4,483	6,412
Accrued professional fees	133	1,013
Accrued other expenses	1,519	748
Total accrued expenses	$10,423	$13,068

8. Loan and Security Agreements
In July 2019, we entered into a loan and security agreement with K2 HealthVentures LLC and others (collectively, "K2HV"), under which K2HV agreed to extend term loans of up to $45.0 million in three tranches. The initial tranche of $20.0 million was funded in July 2019. The second tranche of $10.0 million was funded in July 2020. The availability of the third tranche of $15.0 million expired in January 2021. The facility was amended in June 2021 (the "Amended Credit Facility"), to supersede the expired $15.0 million third tranche commitment with a new $15.0 million fourth tranche commitment, which we drew down in June 2021. The Amended Credit Facility resulted in a debt extinguishment for accounting purposes, and we recorded a loss on the extinguishment of debt of $3.2 million in the quarterly period ended June 30, 2021, equaling the difference between the fair value for reacquisition of the new debt and the carrying amount of the existing debt.
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

Borrowings under the Amended Credit Facility are collateralized by substantially all our tangible personal property along with our equity interests in our subsidiaries. The Amended Credit Facility contains customary representations, warranties and covenants. As of June 30, 2022, we were in compliance with all such covenants.
The minimum future loan payments under the Amended Credit Facility as of June 30, 2022 are as follows (in thousands):

Remainder of 2022	$1,979
2023	17,404
2024	34,770
Total minimum payments	54,153
Less: amounts representing interest and discount	(7,479)
Total debt	$46,674

Interest expense was approximately $1.0 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively. Interest expense was approximately $2.1 million and $1.6 million for the six months ended June 30, 2022 and 2021, respectively.
9. In-License Agreements
Mayo Foundation for Medical Education and Research
In August 2017, we and the Mayo Clinic entered into a license agreement which was subsequently amended. Under the agreement, the Mayo Clinic granted us (i) an exclusive, worldwide, sublicensable license under the Mayo Clinic’s rights to certain intellectual property and microbial strains and (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how to develop and commercialize certain microbial strains and licensed products incorporating such strains. As consideration, we paid a nonrefundable upfront fee of $0.3 million and are obligated to pay annual license maintenance fees. The nonrefundable upfront fees were expensed to research and development expense in 2017. Annual maintenance fees are expensed as incurred over the term of the agreement. We may owe the Mayo Clinic milestone payments upon the achievement of certain milestones up to a maximum of $59.1 million in the aggregate, as well as royalties on net sales of licensed products in low single-digit percentages. As of June 30, 2022, we incurred milestone payments since inception of approximately $0.3 million and no amounts are currently due.
University of Chicago
In March 2016, we and the University of Chicago entered into a patent license agreement (“2016 University of Chicago Agreement”). Under the agreement, the University of Chicago granted us (i) an exclusive, royalty-bearing and sublicensable license to certain patent rights related to the administration of microbes to treat cancer and (ii) a non-exclusive, royalty-bearing, sublicensable license to access technical information for the development and commercialization of microbial products to treat cancer in combination with checkpoint inhibitors. As consideration, we paid a nonrefundable upfront fee of less than $0.5 million and are obligated to pay annual license maintenance fees. The nonrefundable upfront fees were expensed to research and development expense in 2016. Annual maintenance fees are expensed as incurred over the term of the agreement. As of June 30, 2022, we incurred milestone payments since inception of approximately $0.4 million and no amounts are currently due.
In May 2022, we served notice of termination to the University of Chicago of the 2016 University of Chicago Agreement effective July 11, 2022. None of our current or anticipated product candidates depends on any license subject to the 2016 University of Chicago Agreement.
10. Commitments and Contingencies
Manufacture and Supply Agreement with Sacco S.r.l.
In July 2019, we entered into an agreement with Sacco S.r.l. ("Sacco") pursuant to which Sacco will manufacture and supply single strain, non-genetically modified microbes intended for oral delivery or oral use in pharmaceutical products exclusively for us for a period of five years. Sacco may terminate the agreement if the provision of manufacturing services has been, or is scheduled to be, inactive for a consecutive period of six months. We agreed to pay Sacco an aggregate of €3.0 million, consisting of payments of €0.6 million annually during the exclusivity period. We have incurred annual exclusivity fees since inception of approximately €2.4 million, and no amounts are currently due.

We have an additional contractual arrangement with an affiliate of Sacco for manufacturing that will require us to spend an aggregate minimum amount of €5.4 million, consisting of €1.5 million annually during each of 2022, 2023 and 2024 and €0.9 million on or before March 1, 2025.
In addition to our manufacture and supply agreement with Sacco, we have other agreements including a collaborative agreement, sublease and license agreement which do or may obligate us to future funding commitments. See for example Note 3 - ALJ Collaborative Agreement, Note 4 - Leases and Note 9 - License Agreements.
Litigation and Other Proceedings
We may periodically become subject to legal proceedings and claims arising in connection with on-going business activities, including claims or disputes related to patents issued to us or that are pending. We are not a party to any material litigation and have established no contingency reserves for any litigation liability.
On February 12, 2021, the European Patent Office issued a Communication of a Notice of Opposition for European patent EP 3223834, which is held by us. In July 2021, we filed our reply to the Notice of Opposition. In January 2022, the European Patent Office issued a preliminary opinion and a summons to oral proceedings. We filed our final written submission in July 2022, and oral proceedings are scheduled in September 2022. We are currently evaluating all options available to us with respect to this matter. The patent at issue does not relate to any of our current product candidates, and receipt of this communication and/or any subsequent proceeding is not expected to affect any of our current development plans.
11. Stockholders’ Equity
2019 Shelf Registration and 2019 ATM Program
In June 2019, we filed a Registration Statement on Form S-3 ("2019 Shelf Registration Statement") with the Securities and Exchange Commission ("SEC") for the registration and offering of common stock, preferred stock, debt securities, warrants and/or units or any combination thereof in the aggregate amount of up to $200.0 million for a period of up to three years from the date of effectiveness. We simultaneously entered into an "at-the-market" offering sales agreement ("2019 ATM") providing for the offering, issuance and sale for up to $50.0 million of common stock under the 2019 Shelf Registration Statement. During the year ended December 31, 2021, we issued 139,734 common shares under the 2019 ATM with offering prices ranging between $12.54 and $13.17 per share for gross proceeds of $1.8 million and net proceeds of $1.7 million. During the three and six months ended June 30, 2022, we sold no shares of common stock under the 2019 ATM. The 2019 Shelf Registration Statement expired in June 2022, and we terminated the 2019 ATM in July 2022.
February 2021 Public Offering
In February 2021, we sold and issued 5,175,000 shares of common stock in an underwritten public offering under our 2019 Shelf Registration Statement at a price of $15.00 per share, which included the underwriters' exercise of its option to purchase 675,000 shares, for gross proceeds of $77.6 million and net proceeds of $72.7 million.
February 2021 ALJ Health Care Private Placement
In January 2021, we entered into a stock purchase agreement with ALJ Health Care & Life Science Company Limited ("ALJ Health"), an affiliate of ALJ, pursuant to which, on February 2, 2021, ALJ Health purchased 500,000 shares of common stock in a private placement for $15.00 per share, equal to the public offering price per share at which common stock was sold to the public as referred above. The placement generated proceeds of $7.5 million. The shares were not registered under the Securities Act of 1933, as amended.
2021 Shelf Registration
In August 2021, we filed a Registration Statement on Form S-3 (“2021 Shelf Registration Statement”) with the SEC for the registration and offering of common stock, preferred stock, debt securities, warrants and/or units or any combination thereof in the aggregate amount of up to $200.0 million for a period of up to three years from the date of effectiveness. No stock or securities registered thereunder were issued in the year ended December 31, 2021 or prior to our May 2022 Registered Direct Offering.

May 2022 Registered Direct Offering
In May 2022, we entered into a securities purchase agreement (the "Purchase Agreement") with certain purchasers named therein. Pursuant to the Purchase Agreement, we agreed to issue and sell to such purchasers in a registered direct offering an aggregate of 54,246,358 shares of common stock, including 393,834 shares acquired by our officers and directors and 28,253,422 shares acquired by related parties, at a purchase price of $1.46 per share, pursuant to the 2021 Shelf Registration Statement and a related prospectus supplement filed with the SEC. The closing of the registered direct offering occurred on May 27, 2022. The placement generated gross proceeds of $79.2 million. There were no underwriting or placement fees associated with the transaction. Legal, professional services and stock transfer fees totaled $0.2 million and were capitalized to additional paid-in capital upon the sale of common stock.
2022 ATM Program
In July 2022, we entered into an “at-the-market” offering sales agreement ("2022 ATM") providing for the offering, issuance and sale of up to $75.0 million of our common stock under the 2021 Shelf Registration Statement. During the three and six months ended June 30, 2022, we issued no shares of common stock under the 2022 ATM.
Warrants
In connection with our Amended Credit Facility (see Note 8 - Loan and Security Agreements), we issued K2 HealthVentures Equity Trust LLC a warrant to purchase up to 139,770 shares of our common stock with an exercise price of $13.30 per share, expiring in June 2031. The warrant holder has the option, exercisable at any time, to convert up to $5.0 million of outstanding loan principal into up to 375,940 shares of common stock at a price of $13.30 per share, which may be exercised on a cashless basis.
12. Stock-Based Compensation
2021 Inducement Plan
In May 2021, our board of directors adopted the Evelo Biosciences, Inc. 2021 Employment Inducement Award Plan (the “Inducement Award Plan”) without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules ("Rule 5635(c)(4)"). In accordance with Rule 5635(c)(4), cash and equity-based incentive awards under the Inducement Award Plan may only be made to a newly-hired employee who was not previously a member of our board of directors, or to an employee who is rehired following a bona fide period of non-employment by us, as a material inducement to the employee’s entering into employment with us. An aggregate of 1,250,000 shares of our common stock were reserved for issuance under the Inducement Award Plan.
The exercise price of stock options granted under the Inducement Award Plan shall not be less than the fair market value of a share of our common stock on the grant date. Other terms of awards, including vesting requirements, are determined by our board of directors and are subject to the provisions of the Inducement Award Plan. Stock options granted to employees generally vest over a four-year period, but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the Inducement Award Plan expire no later than 10 years from the date of grant. As of June 30, 2022, stock option awards covering up to 800,000 shares of our common stock were issued under the Inducement Award Plan, 225,000 shares of which were canceled. Restricted stock unit (“RSU”) awards of 4,545 shares of our common stock were granted under the Inducement Award Plan, all 4,545 shares of which were forfeited. As of June 30, 2022, 675,000 shares of common stock are available for future grant under the Inducement Award Plan.
2018 Incentive Award Plan
In April 2018, our board of directors adopted, and our stockholders approved, the 2018 Incentive Award Plan (the "2018 Plan"), effective May 2018, under which we may grant cash and equity-based incentive awards to our employees, officers, directors, consultants and advisors. The 2018 Plan initially allowed us to grant awards representing up to 1,344,692 shares of common stock plus that number of shares of common stock subject to awards outstanding under the 2015 Plan (as defined below) that expire, lapse, terminate or are exchanged for cash, surrendered, repurchased, canceled prior to exercise or forfeited following the effective date of the 2018 Plan. Each year starting with 2019 and ending in and including 2028, the number of shares available for grants of awards under the 2018 Plan will be increased automatically on January 1 by a number of shares of common stock equal to the lesser of 4% of the shares of common stock outstanding on the final day of the preceding calendar year or the number of shares determined by our board of directors. Accordingly, on January 1, 2022, 2021, 2020 and 2019, the number of shares authorized for issuance of awards under the 2018 Plan was increased by 2,143,058, 1,898,805, 1,286,824 and 1,273,031 shares, respectively.

The exercise price of awards granted under the 2018 Plan shall be no less than the fair market value of a share of our common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the board of directors and are subject to the provisions of the 2018 Plan. Awards granted to employees generally vest over a four-year period, but may be granted with different vesting terms. Certain awards provide for accelerated vesting in the event of a change in control. Awards granted to non-employee consultants generally vest monthly over a period of one to four years. Awards granted under the 2018 Plan expire no later than 10 years from the date of grant. As of June 30, 2022, awards covering up to 9,670,916 shares of our common stock were issued under the 2018 Plan, of which awards representing 187,985 shares were options exercised or RSUs that vested. Awards representing 1,918,701 shares were canceled or forfeited. As of June 30, 2022, awards representing 1,080,495 shares were available for future grant under the 2018 Plan.
2015 Stock Incentive Plan
We previously granted equity awards under the 2015 Stock Incentive Plan (the "2015 Plan"), which originally provided for grant of incentive stock options, non-qualified stock options, RSUs and other stock-based awards to our employees, officers, directors, consultants and advisors. Following the effectiveness of the 2018 Plan, we ceased making grants under the 2015 Plan. The 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it.
The terms of equity award agreements made under the 2015 Plan, including vesting requirements, were determined by the board of directors and are subject to the provisions of the 2015 Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. A limited number of awards contain performance-based vesting criteria and, for such awards that are deemed probable of vesting, we record expense in the period in which such determination is made through any remaining estimated vesting period. Certain options provide for accelerated vesting in the event of a change in control. Awards granted to non-employee consultants generally vest monthly over a period of one to four years. Stock options issued under the 2015 Plan expire no later than 10 years from the date of grant.
Under the 2015 Plan, we were authorized to grant equity awards up to an aggregate of 5,417,044 shares of common stock. As of June 30, 2022, an aggregate of 5,758,518 options and other equity awards were granted under the 2015 Plan, of which 1,513,831 were exercised, 1,322,301 were canceled and 18,468 were repurchased.
Stock-Based Compensation Expense
Stock-based compensation expense recorded in our unaudited condensed consolidated statements of operations consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,701	$2,049	$3,737	$3,872
General and administrative	2,298	1,723	4,537	3,164
Total stock-based compensation expense	3,999	$3,772	8,274	$7,036

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted- Average Exercise Price
Options outstanding as of December 31, 2021	9,713,182	$9.32
Granted	2,032,505	$4.64
Exercised	(42,494)	$0.70
Canceled	(952,117)	$9.83
Options outstanding as of June 30, 2022	10,751,076	$8.43
Exercisable as of June 30, 2022	6,071,431	$7.13

The weighted-average fair value of options granted during the six months ended June 30, 2022 and 2021 was $3.48 and $11.52, respectively.

As of June 30, 2022, total unrecognized stock-based compensation expense relating to unvested stock options was $28.5 million, expected to be recognized over a weighted average period of 2.6 years.
Restricted Stock Units
We issue RSUs under the 2018 Plan and the 2021 Inducement Award Plan. Typically, each award of RSUs vests as to 25% on the first anniversary of the grant date, and either monthly thereafter or annually over three additional years. A summary of RSU activity is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2021	320,209	$9.04
Granted	108,375	$5.05
Vested	(51,684)	$14.91
Forfeited	(66,352)	$8.65
Unvested as of June 30, 2022	310,548	$6.75

Stock-based compensation expense related to RSUs was $0.3 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively. Stock-based compensation expense related to RSUs was $0.7 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.
2018 Employee Stock Purchase Plan
In April 2018, our board of directors adopted and our stockholders approved the 2018 Employee Stock Purchase Plan (“ESPP”), which became effective in May 2018. Under the terms of the ESPP, the number of shares of common stock that may be issued under the ESPP automatically increases on the first day of each calendar year, beginning in 2020 and ending in and including 2028, by an amount equal to the lesser of (i) 1% of the number of shares of our common stock outstanding on the last day of the applicable preceding calendar year and (ii) an amount determined by our board of directors. Accordingly, on January 1, 2022 and 2021, the number of shares authorized by our board of directors for issuance under the ESPP was increased by 535,765 and 474,701, respectively. There were no share increases for the years 2020 and 2019.
No shares were purchased under the ESPP during the three months ended June 30, 2022 and 2021. 36,329 and 27,587 shares were purchased under the ESPP during the six months ended June 30, 2022 and 2021, respectively. Compensation expense related to our ESPP for the three and six months ended June 30, 2022 and 2021 was not material.
As of June 30, 2022 and December 31, 2021, a total of 1,235,532 and 736,096 shares of common stock were reserved for issuance under the ESPP, respectively.
13. Income Taxes
For the three months ended June 30, 2022 and 2021 we recorded a tax provision of $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2022 and 2021 we recorded a tax provision of $0.3 million and $0.2 million, respectively, primarily related to our wholly owned UK subsidiary.
As of June 30, 2022 and December 31, 2021, the balance in accrued expenses in the unaudited condensed consolidated balance sheets for deferred employer payroll taxes pursuant to the CARES Act was $0.2 million for each.

14. Net Loss Per Share
Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period, as follows (net loss in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net loss	$(30,561)	$(31,598)	$(60,422)	$(59,794)
Denominator
Weighted average shares outstanding used in computing net loss per share	75,719,092	53,379,415	64,730,412	52,340,608
Net loss per share, basic and diluted	$(0.40)	$(0.59)	$(0.93)	$(1.14)

We compute diluted net loss per common share by giving consideration to all potentially dilutive common shares, except where the effect of including such securities would be antidilutive. We have reported net losses since inception and, as such, have determined that all potentially dilutive common shares are anti-dilutive. Consequently, basic and diluted net loss per share of common stock were the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.
The following table presents securities excluded from the computation of diluted weighted-average shares outstanding for the periods presented, as they are anti-dilutive:

	June 30,
	2022	2021
Unvested common stock from early exercise of options	—	18,386
Stock options to purchase common stock	10,751,076	9,145,838
Warrants	139,770	139,770
RSUs	310,548	—
Convertible debt (as-converted to common stock)	375,940	375,940
Common stock offering from ESPP	40,385	10,743
Total securities excluded	11,617,719	9,690,677

15. Related Party Transactions
Weatherden Advisory Services Agreement
We receive clinical advisory services from Weatherden Ltd. (“Weatherden”) under agreements that were entered into during 2017 and 2018. Duncan McHale, our Chief Medical Officer, is a part owner of Weatherden. During each of the six-month periods ended June 30, 2022 and 2021, we paid Weatherden $0.1 million. As of June 30, 2022 and December 31, 2021, the amounts owed to Weatherden under the supply of service agreement were approximately $0.1 million or less, respectively.
Epstein Consulting Services Agreement
In September 2019, we entered into a consulting agreement with David Epstein ("Consulting Agreement"), our former Chairman of the Board, for strategic advisory and other consulting services. The Consulting Agreement was amended in October 2020 and again in April 2021, and terminated pursuant to its terms on June 30, 2022. In accordance with the initial terms of the Consulting Agreement, Mr. Epstein was granted an option to purchase 75,000 shares of common stock, vesting in 36 equal monthly installments and subject to his continued provision of consulting services on the applicable vesting dates. Under the Consulting Agreement as amended in October 2020, Mr. Epstein was also entitled to receive (i) an annual equity award on each anniversary of the effective date of the Consulting Agreement in the form of an option to purchase shares of common stock having a grant date fair market value of approximately $0.2 million as determined by our board of directors in its discretion based on customary option pricing methodologies, vesting in 12 equal monthly installments and subject to his continued provision of consulting services on the applicable vesting date, and (ii) an aggregate annual cash consulting fee of $0.3 million. In the event the Consulting Agreement was renewed for a term of less than one year, the equity award and the number of shares of common stock would be adjusted proportionately to the length of the renewal term. In October

2020, in connection with the commencement of his second year of service as a consultant, Mr. Epstein was granted an option to purchase 44,743 shares of common stock, vesting in nine equal monthly installments and subject to his continued provision of consulting services on the vesting dates. Under the Consulting Agreement as amended in April 2021 and effective on June 30, 2021, Mr. Epstein was entitled to receive RSUs having an aggregate grant date fair value of approximately $0.5 million, as determined by our board of directors in its discretion based on a 10-day trailing average of the closing price of our common stock, as his sole compensation for his consulting services. The RSUs vested in 12 substantially equal monthly installments such that the RSUs became fully vested on June 30, 2022, in each case subject to Mr. Epstein's continued provision of consulting services on the applicable vesting date. In June 2022, terms of Mr. Epstein's unvested option grants were modified to allow immediate vesting upon his resignation as Chairman of the Board of Directors on June 30, 2022. All of the foregoing options and restricted stock units were or are subject to accelerated vesting under change in control provisions.
Securities Purchase Agreement with Related Parties
In May 2022, in connection with our registered direct offering, we entered into the Purchase Agreement with a group of purchasers including certain of our executive officers, members of our board of directors and other related parties. Of the 54,246,358 total shares offered, officers and directors purchased an aggregate of 393,834 shares and other related parties purchased an aggregate of 28,253,422 shares of our common stock for $1.46 per share, a price equal to the offering price per share of, and on equal terms as, common stock sold to the public. See Note 11 - Stockholders' Equity.
16. Defined Contribution Plan
We provide benefits under certain retirement benefit plans. Our defined contribution plan in the United States is administered through a third-party administrator. Under the U.S. defined contribution plan, employees may elect to defer up to 85.0% of their compensation per year (subject to a maximum limit prescribed by federal tax law) and we match a portion of such employee contributions. Additionally, we provide a defined contribution retirement benefit to our UK employees also matching a portion of their contributions. For the three months ended June 30, 2022 and 2021, our matching contribution expense was $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2022 and 2021, our matching contribution expense was $0.4 million and $0.2 million, respectively
17. Subsequent Events
Effective July 11, 2022, the 2016 University of Chicago Agreement was terminated pursuant to notice given to the University of Chicago in May 2022. None of our current or anticipated product candidates depends on any license subject to the 2016 University of Chicago Agreement.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Annual Report"), including the audited consolidated financial statements and notes thereto contained in our 2021 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, these forward-looking statements. In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “Evelo,” “Evelo Biosciences,” the “Company,” “we,” “us,” “our” and similar references refer to Evelo Biosciences, Inc. and its consolidated subsidiaries.
Overview
We are discovering and developing a new class of orally delivered investigational medicines that are intended to act on cells in the small intestine to produce therapeutic effects throughout the body. The target cells in the small intestine play a central role in governing human immune, metabolic and neurologic systems. We refer to this biology as the small intestinal axis, or SINTAX. We have built a platform to discover and develop novel oral medicines which target the small intestinal axis. By harnessing the small intestinal axis, we have the potential to transform healthcare via medicines that have the potential to be effective, safe, convenient and affordable and to thereby treat patients at all stages of diseases and to treat patients globally.

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
Psoriasis and atopic dermatitis
Phase 2 clinical trial in psoriasis
In September 2021, we announced positive data from our Phase 2 trial of EDP1815 in psoriasis. This multicenter, randomized, double-blind, placebo-controlled, dose-ranging Phase 2 trial evaluated three doses of a coated capsule formulation of EDP1815 in adult patients with mild and moderate psoriasis. The trial included a treatment phase (Part A) and an off treatment, follow-up phase (Part B). In Part A of the trial, 249 patients were randomized in a 1:1:1 ratio to one of three parallel cohorts: 1 capsule, 4 capsules or 10 capsules. They were then randomized in a 2:1 ratio to active or placebo prior to the start of dosing. Trial medication was taken once daily for 16 weeks, and all patients were followed for 4 weeks after treatment completion to week 20. Psoriasis Area and Severity Index (“PASI”) scores were assessed by both mean changes from baseline and responder rates. The primary endpoint was the mean percentage change in PASI scores between treatment and placebo at 16 weeks. Secondary endpoints included the proportion of study patients who achieved at least a 50% improvement in PASI from baseline at the week 16 timepoint (a "PASI-50" response), and other clinical measures of disease such as Physicians Global Assessment ("PGA"), Body Surface Area ("BSA"), PGA x BSA, Psoriasis Symptom Inventory ("PSI"), and Dermatology Life Quality Index ("DLQI").
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
Week-16
RNA expression (Log2(Counts per million))
3.0
2.5
2.0
1.5
1.0
0.5
0.0
IL-23
IL-12b
IL-17
Cytokine genes

We believe these data support the biology of SINTAX and the development of a new potential class of medicine that is designed to act locally in the small intestine to affect inflammation throughout the body. In the Phase 2 trial, there was no observed exposure of EDP1815 outside the gut.
We are currently engaging with health authorities in the United States and Europe to solicit feedback on our proposed plans for advancing EDP1815 into registrational psoriasis trials. We currently anticipate that we will have feedback by the end of 2022.
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
Phase 1b and Phase 2 clinical trials in atopic dermatitis
In 2021, we reported preliminary clinical data from two cohorts of patients with mild and moderate atopic dermatitis in a Phase 1b randomized, placebo-controlled, dose-escalating safety and tolerability trial of EDP1815. The primary endpoint was safety and tolerability. In the first readout, we reported positive clinical data in a cohort of patients with mild and moderate atopic dermatitis (n=24), randomized 2:1 to receive EDP1815 in capsules (8.0 x 1011 total cells) or placebo for 56 days. This was the same dose level of EDP1815 that was used as one of the doses in our Phase 2 trial in psoriasis. In the first Phase 1b trial cohort of patients with atopic dermatitis, EDP1815 was well-tolerated with no treatment-related adverse events of moderate or severe intensity, and no serious adverse events. Secondary endpoints included a range of established markers of clinical efficacy in atopic dermatitis, such as Eczema Area and Severity Index (“EASI”), the Investigator’s Global Assessment times body surface area (“IGA* BSA”), and the SCORing Atopic Dermatitis (“SCORAD”) scores.

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
We reported data from a second cohort in the Phase 1b trial of 24 patients with moderate atopic dermatitis who were randomized in a 2:1 ratio, with 16 receiving a higher per capsule concentration formulation of EDP1815 (6.4 x 1011 total cells) and 8 receiving a matching placebo once daily for eight weeks. The higher concentration capsules given to the second cohort of atopic dermatitis patients were produced using a different manufacturing process from that used to produce the capsules given to the first cohort of atopic dermatitis patients. The primary objective was to assess the safety and tolerability of the higher per capsule concentration formulation of EDP1815 after eight weeks of dosing. The secondary objective was to assess the clinical improvement in patients with moderate atopic dermatitis. All the patients used an emollient twice daily for at least seven consecutive days immediately prior to day 1 and continued to use the background emollient treatment twice daily throughout the trial. In this second cohort, EDP1815 was shown to be well-tolerated with no treatment-related adverse events of moderate or severe intensity and no serious adverse events through eight weeks of dosing. An initial improvement in mean percent change in EASI was observed at day 15 compared to placebo. The population mean change decreased over the remainder of the dosing period, and there was no overall difference from placebo at the end of the dosing period. Given the difference in clinical effects observed between the two cohorts in the Phase 1b trial, which were dosed with EDP1815 produced using different manufacturing processes, we are evaluating drug substance produced using both manufacturing processes in our Phase 2 atopic dermatitis trial described below.
In February 2022, we began dosing patients in a Phase 2 trial of EDP1815 in atopic dermatitis. The primary objective of this multicenter, randomized, double-blind, placebo-controlled Phase 2 trial is to evaluate the efficacy and safety of EDP1815 in the treatment of atopic dermatitis when dosed for 16 weeks, compared to placebo. The trial is enrolling patients with mild, moderate, and severe atopic dermatitis and will evaluate EDP1815 drug substance produced using two different manufacturing processes. The primary endpoint is the proportion of patients who achieve an EASI-50 response at week 16. Secondary endpoints include several physician-reported outcomes, such as IGA and BSA, along with patient-reported outcomes such as DLQI, itch using the daily Pruritus-NRS, and POEM. Patients will be randomized into one of four cohorts. Cohorts 1-3 will include approximately 100 patients per cohort randomized in a 3:1 ratio (75 to EDP1815 and 25 to placebo) for a total of approximately 300 patients. Cohort 1 will explore a daily dose of 1.6 x 1011 total cells of EDP1815 or matching placebo administered as two capsules once daily. Cohorts 2 and 3 will explore a daily dose of 6.4 x 1011 total cells of EDP1815 or matching placebo administered as two capsules once daily or one capsule twice daily, respectively. The different dosages of drug (1.6 x 1011 total cells and 6.4 x 1011 total cells) are prepared from two different manufacturing processes. Patients in Cohort 4 will receive one capsule of EDP1815 (8.0 x 1010 total cells) designed to provide a faster release profile once daily or placebo. Patients in Cohort 4 will be randomized in a 2:1 ratio (70 to EDP1815 and 35 to placebo) for a total of approximately 105 patients. All patients will have the opportunity to join an open label extension trial once they complete 16 weeks of dosing. Patients in the open label extension trial will receive EDP1815 for a further 36 weeks. We anticipate that data from the first three cohorts of the Phase 2 atopic dermatitis trial will be available in the first quarter of 2023, and data from the fourth cohort is expected to be available in the second quarter of 2023.

Scintigraphy Studies
We continue to evaluate different formulations of EDP1815 with the goal of providing optimum delivery of the drug substance in the small intestine. An on-going Phase 1 single center clinical trial in healthy human volunteers is assessing the release characteristics of different formulations (capsules and tablets) of EDP1815 by gamma scintigraphy imaging. In March 2022, results from the Phase 1 trial showed that a capsule with an improved release profile was able to deliver EDP1815 higher up in the small intestine. In 17 of the human volunteers studied, 15 (or 88%) showed that EDP1815 released in the jejunum, the upper part of the small intestine. Preclinical data have shown that the higher that EDP1815 is released in the small intestine, the greater the observed effect. We are evaluating this faster release capsule in our Phase 2 trial of EDP1815 in atopic dermatitis and intend to evaluate it in other clinical trials.
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
Collaborations
ALJ
In March 2021, we announced a strategic collaboration to develop and commercialize our lead inflammation product candidate, EDP1815, in the Middle East, Turkey, and Africa with Meddist Company Limited, or ALJ, a company focused on accelerating access to affordable modern medical care while addressing unmet medical needs in developing markets around the world.
Together, we and ALJ will work to address the significant disparity in access to medical care in the fastest-growing populations and growth economies of the developing world. Africa’s population is projected to reach 1.7 billion by 2030 and 2.5 billion by 2050.

Under the terms of the agreement, we received an upfront payment from ALJ. We will be primarily responsible for the development and manufacturing of EDP1815 worldwide, whilst ALJ will be primarily responsible for development, regulatory submissions and commercialization activities in the agreed-upon regions. ALJ and we will participate in a 50:50 profit share arrangement. See Note 2 - Summary of Significant Accounting Policies and Note 3 - ALJ Collaborative Agreement to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding the commercialization and license agreement with ALJ.
University of Chicago
In May 2022, we provided notice to terminate the patent license agreement between us and the University of Chicago, which we initially entered into in March 2016 (the “2016 University of Chicago Agreement”). Pursuant to the terms of the 2016 University of Chicago Agreement, such termination became effective on July 11, 2022. None of our current or anticipated product candidates depends on any license subject to the 2016 University of Chicago Agreement.
Financing
Since our incorporation in 2014, we have devoted substantially all of our resources to developing our clinical and preclinical candidates, building our intellectual property portfolio and process development and manufacturing function, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed operations primarily with the proceeds from the issuance of common stock and since-redeemed preferred stock to equity investors and borrowings under loan and security agreements with financial institutions.
We are a development stage company and have not generated any revenue. All of our product candidates are in clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses and we continue to incur significant research and development and other expenses related to our operations. For the six months ended June 30, 2022, our net loss was $60.4 million. As of June 30, 2022, we had an accumulated deficit of $475.1 million. We do not expect to generate revenue from sales of any products for the foreseeable future, if at all.
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
As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Additionally, our ability to raise capital may be impacted by global macroeconomic conditions including as a result of international political conflict, supply chain issues and rising inflation and interest rates. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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
Equity Financing
In June 2019, we filed a Registration Statement on Form S-3 (the "2019 Shelf Registration Statement") with the Securities and Exchange Commission (the "SEC") for the registration of common stock, preferred stock, debt securities, warrants and/or units or any combination thereof in the aggregate amount of up to $200.0 million for a period of up to three years from the date of effectiveness. We simultaneously entered into an “at-the-market” offering sales agreement with Cowen and Company, LLC ("Cowen") (the "2019 ATM") providing for the offering, issuance and sale of up to $50.0 million of common stock under the 2019 Shelf Registration Statement. During the three and six months ended June 30, 2022, we issued no shares of common stock under the 2019 ATM and no other securities under the 2019 Shelf Registration Statement. The 2019 Shelf Registration Statement expired on June 6, 2022 and we terminated the 2019 ATM on July 1, 2022.
In August 2021, we filed a Registration Statement on Form S-3 (the “2021 Shelf Registration Statement”) with the SEC for the registration of common stock, preferred stock, debt securities, warrants and/or units or any combination thereof in the aggregate amount of up to $200.0 million for a period of up to three years from the date of effectiveness.
In May 2022, we entered into a securities purchase agreement (the "Purchase Agreement") with the purchasers named therein (collectively, the "Purchasers"). Pursuant to the Purchase Agreement, we agreed to issue and sell to the Purchasers in a registered direct offering an aggregate of 54,246,358 shares of common stock, at a purchase price of $1.46 per share, pursuant to the 2021 Shelf Registration Statement and a related prospectus supplement filed with the SEC. The closing of the offering occurred on May 27, 2022. The placement generated gross proceeds of $79.2 million. There were no underwriting or placement fees associated with the transaction. See “—Liquidity and Capital Resources" and Note 11 - Stockholders' Equity to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding our equity financing.
In July 2022, we entered into an “at-the-market” offering sales agreement with Cowen (the "2022 ATM") providing for the offering, issuance and sale of up to $75.0 million of common stock under the 2021 Shelf Registration Statement. During the three and six months ended June 30, 2022, we issued no shares of common stock under the 2022 ATM.
Impact of COVID-19
The ongoing COVID-19 pandemic has had, and for an extended period of time is expected to have, substantial impacts around the world and is affecting our employees, communities, clinical trial sites and business operations, as well as the U.S. economy and international financial markets. Our ability to continue to operate without any significant negative impacts will, in part, depend on our ability to protect our employees and our supply chain. Since the start of the pandemic, we have endeavored to follow recommended actions of government and health authorities to protect our employees with particular measures in place for those working in our laboratories, such as staggered work shifts and flexible schedules, and telecommuting for office workers. We continue working with our CMOs to minimize delays and disruptions to scheduled manufacturing runs for our product candidates and to ensure conformity to product specifications.
The COVID-19 pandemic has impacted and continues to impact our enrollment of new patients into, and the retention of existing patients in, our ongoing clinical trials, due primarily to lower patient participation. The pandemic likely will continue to impact enrollment and retention of patients in new and existing clinical trials. We have taken steps to follow local and national guidelines for clinical research sites, are in close contact with our CROs to ensure patient safety, and have prioritized our drug supply operations. We are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical development activity.
The extent to which the COVID-19 pandemic, and related global events and market impacts, affect our business and finances will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the emergence of new variants, whether travel restrictions and social distancing efforts are lifted or reinstated in the United States, the United Kingdom and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, the United Kingdom and other countries to contain and treat the disease. See “Risk Factors — The COVID-19 pandemic has adversely impacted and may continue to adversely impact our business, including our preclinical studies and clinical trials and finances” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Financial Operations Overview
Revenue
We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. As discussed in Note 3 - ALJ Collaborative Agreement to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we have entered into a collaboration agreement that will result in the recognition of $7.5 million of revenue upon regulatory approval of EDP1815 in certain designated markets. If our development efforts for our current product candidates or additional product candidates that we may develop in the future are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.
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
•any delays in clinical trials as a result of the COVID-19 pandemic or other health crisis;
•global economic slowdown and market instability, including the impact from supply chain delays and increasing inflation and interest rates;
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
A change in any of these or other variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. We expect our research and development expenses to increase at least over the next several years as we continue to implement our business strategy, advance our current programs, expand our research and development efforts, seek regulatory approvals for any product candidates that successfully complete clinical trials, identify and develop additional product candidates and incur expenses associated with hiring additional personnel to support our research and development efforts.

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
We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the expected growth in our research and development activities and the potential commercialization of our product candidates. We also expect to continue to incur increasing costs for accounting, audit, legal, regulatory and tax-related services associated with, among other things, maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs.
Interest Expense, Net
Interest expense, net primarily consists of interest expense incurred on our debt offset by interest earned on our cash and cash equivalents. During the three and six months ended June 30, 2022 and 2021, interest expense, net consisted primarily of interest at the stated rate on borrowings under our loan and security agreements, amortization of deferred financing costs and interest expense related to the accretion of debt discount offset by interest earned on institutional money market instruments.
We anticipate that the interest expense on our outstanding loan will increase in the near term, if and as interest rates rise in response to actions taken by the U.S. Federal Reserve. Similarly, we expect that interest income earned on our money market accounts would increase in response to the same actions. Although our invested funds currently exceed our outstanding loan balance, the effect reflected in our unaudited condensed consolidated statement of operations to interest expense, net is uncertain.
Other Miscellaneous Income, Net
Other miscellaneous income, net for the three and six months ended June 30, 2022 and 2021 primarily consists of government grants related to our operations in the United Kingdom and foreign currency exchange losses.
Income Taxes
Income tax expense for the three and six months ended June 30, 2022 and 2021 reflects the provision for income taxes at our wholly owned UK subsidiary.
Since our inception in 2014, we recorded no U.S. federal or state income tax benefits for the net losses we incurred or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
Our statement of operations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 is as follows (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$21,221	$20,655	$566
General and administrative	8,366	7,001	1,365
Total operating expenses	29,587	27,656	1,931
Loss from operations	(29,587)	(27,656)	(1,931)
Other income (expense):
Interest expense, net	(1,020)	(814)	(206)
Loss on extinguishment of debt	—	(3,226)	3,226
Other miscellaneous income, net	209	151	58
Total other expense, net	(811)	(3,889)	3,078
Loss before income taxes	(30,398)	(31,545)	1,147
Income tax expense	(163)	(53)	(110)
Net loss	$(30,561)	$(31,598)	$1,037

Net Loss
Net loss for the three months ended June 30, 2022 was $30.6 million, compared to $31.6 million for the three months ended June 30, 2021. The lower current-quarter net loss of $1.0 million was primarily the result a $3.2 million loss on the extinguishment of debt incurred in the previous year not similarly incurred in the current quarter, partially offset by higher operating expenses. The $1.9 million increase in total operating expenses was the result of a $0.6 million increase in research and development and a $1.4 million increase in general and administrative expenses. Excluding last year's loss on extinguishment of debt, total other expense, net increased $0.1 million.
Research and Development Expenses
Our research and development expenses for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 are as follows (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Inflammation programs	$10,387	$9,596	$791
Oncology programs	207	764	(557)
Personnel costs	5,509	5,161	348
Stock-based compensation	1,701	2,049	(348)
Platform expenses	3,417	3,085	332
Total research and development expenses	$21,221	$20,655	$566

Research and development expenses were $21.2 million for the three months ended June 30, 2022, compared to $20.7 million for the three months ended June 30, 2021. The overall increase of $0.6 million was driven by ramp up of the EDP1815 Phase 2 Atopic Dermatitis and EDP2939 programs, offset by the completions of the first EDP1815 Phase 2 Psoriasis and EDP1815 Phase 1b trials and closeout of the EDP1503 program. There was also a $0.3 million increase in investment for our platform expenses to support our early stage and preclinical candidates. There were modest increases in the clinical development and technical operations headcount to support clinical program activities, which were offset by lower stock-based compensation costs of $0.3 million. Overall, we expect that our research and development expenses will increase in the foreseeable future as we continue our clinical trials for our product candidates, including EDP1815 and EDP2939, initiate new clinical trials, expand into additional therapeutic areas, continue discovery and development efforts for additional product candidates, hire additional research and development personnel and seek to increase manufacturing capabilities.
General and Administrative Expenses
Our general and administrative expenses for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 are as follows (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Personnel costs	$3,537	$2,558	$979
Stock-based compensation	2,298	1,723	575
Professional fees	1,031	1,538	(507)
Facility costs, office expense and other	1,500	1,182	318
Total general and administrative expenses	$8,366	$7,001	$1,365

General and administrative expenses were $8.4 million for the three months ended June 30, 2022, compared to $7.0 million for the three months ended June 30, 2021. The increase of $1.4 million was primarily driven by a $1.0 million increase in personnel costs and higher stock-based compensation costs of $0.6 million, which were the result of higher headcount in pre-commercial and other general and administrative functions. Additionally, there was an increase of $0.3 million of general office expenses, which includes increased travel expense and information technology infrastructure costs related to a partial return of our employees to the office, offset by a professional fees decrease of $0.5 million.
Total Other Expense, Net
Total other expense, net for the three months ended June 30, 2022 was $0.8 million compared to $3.9 million for the three months ended June 30, 2021. The $3.1 million decrease in other expense by comparison was primarily the result of a $3.2 million one-time loss on debt extinguishment realized in the second quarter of 2021 and not similarly recognized in the current year's same quarter. Additionally, interest expense increased $0.2 million as a result of the higher current year average outstanding principal balance on our debt facility.

Comparison of the Six Months Ended June 30, 2022 and 2021
Our statement of operations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 is as follows (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$40,542	$42,163	$(1,621)
General and administrative	17,783	12,964	4,819
Total operating expenses	58,325	55,127	3,198
Loss from operations	(58,325)	(55,127)	(3,198)
Other income (expense):
Interest expense, net	(2,047)	(1,579)	(468)
Loss on extinguishment of debt	—	(3,226)	3,226
Other miscellaneous income, net	229	313	(84)
Total other expense, net	(1,818)	(4,492)	2,674
Loss before income taxes	(60,143)	(59,619)	(524)
Income tax expense	(279)	(175)	(104)
Net loss	$(60,422)	$(59,794)	$(628)

Net Loss
Net loss for the six months ended June 30, 2022 was $60.4 million, compared to $59.8 million for the six months ended June 30, 2021. The higher year-to-date net loss of $0.6 million was the result of a $3.2 million loss on the extinguishment of debt realized last year-to-date, not similarly recognized this year, offset by a $3.2 million increase in total operating expenses. Of our total operating expenses, research and development expenses decreased $1.6 million while general and administrative expenses increased $4.8 million. Excluding last year's loss on extinguishment of debt, total other expense, net increased $0.6 million, consisting of a $0.5 million increase in interest expense and a $0.1 million decrease in other miscellaneous income.
Research and Development Expenses
Our research and development expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 are as follows (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Inflammation programs	$17,387	$20,286	$(2,899)
Oncology programs	291	1,707	(1,416)
Personnel costs	12,052	10,324	1,728
Stock-based compensation	3,737	3,872	(135)
Platform expenses	7,075	5,974	1,101
Total research and development expenses	$40,542	$42,163	$(1,621)

Research and development expenses were $40.5 million for the six months ended June 30, 2022, compared to $42.2 million for the six months ended June 30, 2021. The overall decrease of $1.6 million was driven by the completions of the first EDP1815 Phase 2 Psoriasis and EDP1815 Phase 1b trials and closeout of the EDP1503 program. The decrease in those programs was partially offset by the ramp up of the EDP1815 Phase 2 Atopic Dermatitis and EDP2939 programs. In addition, there were higher personnel costs of $1.7 million and lower stock-based compensation costs of $0.1 million, primarily due to increased clinical development and technical operations headcount to support clinical program activities. Lastly, there was a $1.1 million increase in platform expenses to support our early stage and preclinical candidates. Overall, we expect that our research and development expenses will increase in the foreseeable future as we continue our clinical trials for our product candidates, including EDP1815 and EDP2939, initiate new clinical trials, expand into additional therapeutic areas, continue discovery and development efforts for additional product candidates, hire additional research and development personnel and seek to increase manufacturing capabilities.

General and Administrative Expenses
Our general and administrative expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 are as follows (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Personnel costs	$7,267	$4,670	$2,597
Stock-based compensation	4,537	3,164	1,373
Professional fees	3,288	3,062	226
Facility costs, office expense and other	2,691	2,068	623
Total general and administrative expenses	$17,783	$12,964	$4,819

General and administrative expenses were $17.8 million for the six months ended June 30, 2022, compared to $13.0 million for the six months ended June 30, 2021. The increase of $4.8 million was primarily driven by a $2.6 million increase in personnel costs and higher stock-based compensation expense of $1.4 million, which was the result of higher headcount in pre-commercial and other general and administrative functions. Additionally, there was an increase of $0.6 million of general office expenses, which includes increased travel expense and information technology infrastructure costs related to a partial return of our employees to the office. Professional fees increased by $0.2 million.
Total Other Expense, Net
Total other expense, net for the six months ended June 30, 2022 was $1.8 million compared to $4.5 million for the six months ended June 30, 2021. The $2.7 million decrease in other expense by comparison was primarily driven by a $3.2 million one-time loss on debt extinguishment realized in 2021, not similarly realized this year. Offsetting, interest expense increased by $0.5 million as a result of higher outstanding principal balances on our debt facility.
Liquidity and Capital Resources
We have incurred losses and have generated negative operating cash flows since our inception, and anticipate that we will continue to incur losses for at least the next several years. As of December 31, 2021, we had an accumulated deficit of $414.7 million and have incurred an additional net loss of approximately $60.4 million for the six months ended June 30, 2022. To date, we have financed our operations primarily with proceeds from public and private offerings of our common stock, sales of our convertible preferred stock to our equity investors (since redeemed) and borrowings under our debt facilities. As of June 30, 2022, we had cash and cash equivalents of $92.0 million and an accumulated deficit of $475.1 million.
During the six months ended June 30, 2022, we sold no securities under the 2019 Shelf Registration Statement and sold no shares of common stock under the 2019 ATM. During the six months ended June 30, 2022, we sold 54,246,358 shares of common stock under the 2021 Shelf Registration Statement for gross proceeds of $79.2 million. There were no associated underwriting or placement fees. Legal, professional services and stock transfer fees totaled $0.2 million. During the six months ended June 30, 2022, we sold no shares of common stock under the 2022 ATM.
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
On June 16, 2021 (the "Amended Credit Facility Effective Date"), we further amended the 2019 Credit Facility (as so amended, the “Amended Credit Facility”), pursuant to which (i) the existing $15.0 million third tranche commitment was replaced and superseded with a new $15.0 million fourth tranche commitment, which we drew down on June 16, 2021, (ii) K2HV may convert up to $5.0 million of outstanding principal of the Loans (as defined in the Amended Credit Facility) into shares of our common stock, (iii) the interest-only period is extended through February 28, 2023, with the first amortization payment on March 1, 2023, (iv) an election was included allowing us to adjust the amortization schedule to be based on a 30-month repayment period, and upon final payment or prepayment of the loans we must pay a final payment equal to 4.8% of the aggregate original principal amount of the loans borrowed which we elected on December 22, 2021, and (v) at our election, we may prepay the loans, subject to a prepayment fee of 2% of the amount prepaid if such prepayment occurs no later than the 18-month anniversary of the Amended Credit Facility Effective Date, or if the prepayment occurs after the 18-month anniversary of the Amended Credit Facility Effective Date but prior to the maturity date, 1% of the amount prepaid. All of the other terms and conditions of the 2019 Credit Facility remain unchanged and in full force and effect under the Amended Credit Facility. As of June 30, 2022, we had no remaining available borrowings under the Amended Credit Facility.
Our debt obligation to K2HV currently consists of interest-only payments. Beginning in the first quarter of 2023, in addition to our interest payment obligation, we are obligated to begin principal repayments. We currently have insufficient cash reserves to meet the entirety of our scheduled debt repayment obligation to K2HV. The repayment obligation begins in March 2023 with payments of principal and interest continuing through August 2024. See Note 8 - Loan and Security Agreements. We intend to raise additional capital through public offerings of common stock, private financing of debt or equity, and / or the pursuit of strategic partnerships, licensing arrangements or collaborations sufficient to enable us meet our obligation to K2HV, however we cannot be certain that we will be able to do so.
We anticipate continuing increases in U.S. interest rates will result in both higher interest income and interest expense, but we are unable to anticipate with any certainty the future net effect to our consolidated net loss and resulting cash flows from operating activity.
As of June 30, 2022, our principal source of liquidity is cash and cash equivalents, which totaled $92.0 million. Based on our current operating plan, our existing cash and cash equivalents as of June 30, 2022 will be sufficient to enable us to fund operating expenses and capital expenditure requirements into the second quarter of 2023. We base these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.
Based on our current operating plan, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements appearing within this Quarterly Report on Form 10-Q. To finance our operations beyond that point, we will need to raise additional capital. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least one year from the date of the issuance of our unaudited condensed consolidated financial statements for the period ended June 30, 2022. We intend to obtain additional funding through available financing sources which may include additional public offerings of common stock, private financing of debt or equity, and / or the pursuit of strategic partnerships, licensing arrangements or collaborations to fund our future operations and remain as a going concern. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which has in the past and may in the future be significant. See Note 1 - Organization to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our assessment. Until such time as we can generate revenue from product sales, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and potential collaborations, license and development agreements.

Cash Flows
Our total cash, cash equivalents and restricted cash increased by $23.4 million during the six months ended June 30, 2022 to $93.2 million. Our statements of cash flows for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 are summarized as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(55,458)	$(41,712)
Net cash used in investing activities	(385)	(1,147)
Net cash provided by financing activities	79,251	97,335
Net increase in cash, cash equivalents and restricted cash	$23,408	$54,476

Operating Activities
Net cash used in operating activities for the six months ended June 30, 2022 was $55.5 million, driven primarily by our net loss of $60.4 million. This was partially offset by non-cash charges consisting of stock-based compensation expense of $8.3 million, depreciation expense of $1.1 million, non-cash lease expense of $1.0 million, and non-cash interest expense of $0.1 million. The change in operating assets and liabilities account for $5.7 million of cash used in operations.
We anticipate continuing increases in U.S. interest rates will result in both higher interest income and interest expense, but we are unable to anticipate with any certainty the future net effect to our consolidated net loss and resulting cash flows from operating activity.
Net cash used in operating activities for the six months ended June 30, 2021 was $41.7 million driven primarily by our net loss of $59.8 million. This was partially offset by non-cash charges consisting of stock-based compensation expense of $7.0 million, depreciation expense of $1.1 million, non-cash lease expense of $0.9 million, and non-cash interest expense of $0.2 million. The change in operating assets and liabilities account for $5.7 million of cash provided by operations.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 was $0.4 million, consisting of the purchase of capital equipment.
Net cash used in investing activities for the six months ended June 30, 2021 was $1.1 million, consisting of the purchase of capital equipment.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022 was $79.3 million, consisting of net proceeds from the issuance of common stock and the exercise of stock options.
Net cash provided by financing activities for the six months ended June 30, 2021 was $97.3 million, consisting of $82.6 million in proceeds from the issuance of common stock and the exercise of stock options, net of issuance cost, and the net proceeds from the issuance of long-term debt of $14.8 million.
We currently have insufficient cash reserves to meet the entirety of our debt repayment obligation to K2HV. See Note 8 - Loan and Security Agreements. We intend to raise additional capital through public offerings of common stock, private financing of debt or equity, and / or the pursuit of strategic partnerships, licensing arrangements or collaborations sufficient to enable us meet our obligation to K2HV,

Recent Accounting Pronouncements
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
Except as described in Part I, Item 4 - Controls and Procedures and Note 2 - Summary of Significant Accounting Policies, there were no material changes to our critical accounting policies in the three and six months ended June 30, 2022 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2021 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide this information.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined under 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Following such evaluation, due solely to the material weakness previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2021 and further described below, the principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of June 30, 2022.
Previously Reported Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting in connection with the preparation of our financial statements as of and for the year ended December 31, 2021. Specifically, the review of certain financial transactions and preparation and review of account reconciliations was not performed using a sufficient level of precision and accuracy. This material weakness resulted from an insufficient complement of resources with an appropriate level of accounting knowledge, experience, or training. No material financial statement misstatements were identified in relation to this material weakness in our internal control over financial reporting. Based on additional procedures and post-closing review, management concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Remediation Plan
Our management, under the supervision of our principal executive officer and principal financial officer, previously adopted and has continued implementing a plan to remediate the material weakness, and continues to take steps that we believe will address the underlying causes of the material weakness. Those actions primarily include hiring additional accounting and finance personnel with technical accounting and financial reporting experience and enhancing our internal review procedures during the financial statement close process.
Changes in Internal Control over Financial Reporting
Except for the remediation efforts described above taken to address the previously disclosed material weakness, there was no change in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claim or proceeding, regardless of the merits, is inherently uncertain. We are not subject to any material legal proceedings.
On February 12, 2021, the European Patent Office issued a Communication of a Notice of Opposition for European patent EP 3223834, which is held by us. In July 2021, we filed our reply to the Notice of Opposition. In January 2022, the European Patent Office issued a preliminary opinion and a summons to oral proceedings. We filed our final written submission in July 2022, and the oral proceedings are scheduled in September 2022. We are currently evaluating all options available to us with respect to this matter. The patent at issue does not relate to any of our current product candidates, and receipt of this communication and/or any subsequent proceeding is not expected to affect any of our current development plans.
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
Since inception, we have incurred significant operating losses. Our net loss was $60.4 million and $59.8 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $475.1 million. As noted below, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Through June 30, 2022, we have financed our operations through proceeds from equity offerings of our common stock, private placements of our since redeemed preferred stock and borrowings under loan and security agreements. We have devoted substantially all of our financial resources and efforts to developing our platform, identifying potential product candidates and conducting preclinical and clinical trials. We are in the early stages of developing our product candidates, and we have not completed the development of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we, without limitation:
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
•    maintain, expand and protect our intellectual property portfolio; and
•    add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts, and to support our operations as a public company.
In addition, we anticipate that our expenses will increase substantially if we experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, we may never generate revenue that is significant enough to achieve profitability.
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
We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials, scale or build manufacturing capacity and expand into additional therapeutic areas.
We expect that our existing cash and cash equivalents as of June 30, 2022 will enable us to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Additionally, market volatility resulting from the COVID-19 pandemic and global economic factors, including rising interest and inflation rates, could also adversely impact our ability to access capital as and when needed. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity, including any shares subject to warrants that we have previously issued or may in the future issue, or of convertible securities, would dilute all of our stockholders. The occurrence of additional indebtedness could result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.
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
We will be forced to delay or reduce the scope of our development programs, reduce our research and development costs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of June 30, 2022, we had $92.0 million in cash and cash equivalents. Based on our available cash resources, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements appearing within this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements for the quarter ended June 30, 2022 were issued. Nevertheless, our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which may be significant. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue our product development programs or commercialization efforts.
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

On June 16, 2021 (the "Amended Credit Facility Effective Date"), we further amended the 2019 Credit Facility (as so amended, the “Amended Credit Facility”), pursuant to which (i) the existing $15.0 million third tranche commitment was replaced and superseded with a new $15.0 million fourth tranche commitment, which we drew down on June 16, 2021, (ii) K2HV may convert up to $5.0 million of outstanding principal of the Loans (as defined in the Amended Credit Facility) into shares of our common stock, (iii) the interest-only period is extended through February 28, 2023, with the first amortization payment on March 1, 2023, (iv) includes an election to adjust the amortization schedule to be based on a 30-month repayment period, and upon final payment or prepayment of the loans we must pay a final payment equal to 4.8% of the aggregate original principal amount of the loans borrowed, which we elected on December 22, 2021, and (v) at our election, we may prepay the loans, subject to a prepayment fee of 2% of the amount prepaid if such prepayment occurs no later than the 18-month anniversary of the Amended Credit Facility Effective Date, or if the prepayment occurs after the 18-month anniversary of the Amended Credit Facility Effective Date but prior to the maturity date, 1% of the amount prepaid. All of the other terms and conditions of the Amended Credit Facility remain unchanged and in full force and effect.
As of June 30, 2022, the outstanding principal balance under the Amended Credit Facility was $45.0 million. The Amended Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries.
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
With our current cash resources, we do not expect to be able to meet our future debt repayment obligation to K2HV. In order to meet this obligation, we will need to raise additional capital and / or restructure our existing debt, which may be on unfavorable terms.
The K2HV debt repayment obligation begins in March 2023 with payments of principal and interest continuing through August 2024. See Note 8 - Loan and Security Agreements. As our current cash resources are insufficient to meet these principal and interest obligations, we will need to raise additional capital and / or restructure the existing debt obligation on new terms which may be less favorable than the existing terms. Such new terms may include additional encumbrances placed on our assets, incremental dilutive conversion features, the imposition of more restrictive covenants or other onerous conditions.
We may seek to establish collaboration agreements in the future, and we may not be successful or we may not be able to establish them on commercially reasonable terms and may have to alter our development and commercialization plans.
We may seek to form collaborations to fund our operations, potentially accelerate research and development activities, expand our capabilities, and provide for commercialization activities by third parties. Any of these relationships may require us to incur up-front expenses, increase our near and long-term expenditures, commit to substantial future milestone and royalty payments, issue securities that dilute our existing stockholders, and divert attention of our management.
If and when we seek to enter into collaborations, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program, delay its potential commercialization, or reduce the scope of any sales or marketing activities.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates
We are early in our development efforts and may not be successful in our efforts to use our platform to build a pipeline of product candidates and develop marketable drugs.
We are using our technology platform to harness the small intestinal axis, with an initial focus on developing therapies in immunology, specifically inflammatory diseases, and also oncology. While we believe our preclinical studies and clinical trials to date have validated our platform to a degree, we are at an early stage of development and our platform has not yet, and may never lead to, approvable or marketable products. We are developing these product candidates and additional product candidates that we intend to use to potentially treat broader immunological diseases, respiratory diseases, neuro-inflammation and degeneration, liver diseases, type I diabetes, food allergy, neurobehavior, cardiovascular disease and diseases of metabolism. We may have problems applying our technologies to these other areas, and our new product candidates may not demonstrate a comparable ability in treating disease as our initial product candidates. Even if we are successful in identifying additional product candidates, they may not be suitable for clinical development as a result of our inability to manufacture more complex oral biologics, limited efficacy, unacceptable safety profiles or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. The success of our product candidates will depend on several factors, including the following:
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
We believe our product candidates, including EDP1815 and EDP2939, have the potential to work by modulating systemic responses via interactions with cells in the small intestine. Dosing to achieve sufficient exposure may require an inconvenient dosing regimen. Even with a successful formulation and appropriate delivery profile to achieve proper exposure of our microbes or extracellular vesicles to the small intestine, we may not get sufficient or even any activity at the site of disease. This may be because our understanding of the mechanisms of the small intestine do not work in humans the way we believe they do. Despite there being strong academic literature to support the concept and our observations in preclinical studies in mice and early clinical trials in humans, these principles and the ability to use pharmaceutical preparations derived from single strains of microbes to modulate the immune system and other systems have not yet been proven in humans.
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
Our platform relies on third parties for biological materials, including human samples containing bacteria, to expand our microbial library. Some biological materials have not always met our expectations or requirements, and any disruption in the supply of these biological materials could materially adversely affect our business and ability to build our pipeline of product candidates. For example, if any supplied biological materials are contaminated, we would not be able to use such biological materials. Although we have quality control processes and screening procedures, biological materials are susceptible to damage and contamination. Improper storage of these materials, by us or any third-party supplier, may require us to destroy some or all of our raw materials or products.
Even if our product candidates do not cause off-target adverse events, there may be immunotoxicity associated with the fundamental pharmacology of our product candidates.
Our product candidates, including EDP1815 and EDP2939, are designed to work by modulating the immune system. While we have observed limited systemic exposure in preclinical studies and early clinical trials, the pharmacological immune effects we aim to induce are systemic. Systemic immunomodulation from taking our product candidates could lead to immunotoxicity in patients, which may cause us or regulatory authorities to delay, limit or suspend clinical development. Other immunomodulatory agents have shown immunotoxicity. This includes immune suppressive agents, such as HUMIRA or REMICADE, which have shown an increased risk of infection or, in rare instances, certain types of blood cancer. In the case of immune activating agents, such as YERVOY, induction of adverse auto-immune events has been observed in some patients. Immunotoxicity in one program could cause regulators to view these adverse events as a class effect of our product candidates which may impact the timing of the development of our pipeline of potential product candidates. Even if the adverse events are manageable, the profile of the drug may be such that it limits or diminishes the possible number of patients who could receive our therapy.
Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any.
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, some of our product candidates may consist of live biological material that may remain viable in humans, which carries a risk of causing infections in patients. Some infections may require treatment with antibiotics to eliminate the bacteria. All of our product candidates are screened for antibiotic sensitivity but it is possible that if antibiotic therapy does not eliminate the live biological material, a resistant version of our strain could emerge. These events, while unlikely, could cause a delay in our clinical development and/or could increase the regulatory standards for the entire class of our product candidates. In an instance where the infection risk of taking our product candidates is high, this may cause the benefit risk profile of therapy to be non-competitive in the market and may lead to discontinuation of development of the product candidate.
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
Our product candidates are pharmaceutical compositions of commensal microbes or derivatives thereof. While we believe our approach is distinct from microbiome therapies, negative data from clinical trials using microbiome-based therapies (e.g., fecal transplant) and other microbial therapies could negatively impact the perception of the therapeutic use of microbial-based products. This could negatively impact our ability to enroll patients in clinical trials. The clinical and commercial success of our potential products will depend in part on the public and clinical communities’ acceptance of the use of therapeutic microbes and derivatives thereof. Moreover, our success depends upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.
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
•    lose the support of any future collaborators, requiring us to bear more of the burden of developing certain microbial strains or derivatives thereof;
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
We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a data safety monitoring board or ethics committee for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, or changes in governmental regulations or administrative actions. For example, in September 2021 the FDA placed the IND for our Phase 2 atopic dermatitis trial of EDP1815 on clinical hold and requested that we amend our protocol to account for risks to patients that require their current atopic dermatitis medications be discontinued, the manner in which safety data is collected, and defined study halting criteria. The FDA subsequently lifted the clinical hold.
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
Our product development costs will increase if we experience delays in clinical testing or in obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations.
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
The ongoing pandemic caused by the novel coronavirus disease, COVID-19, and government measures taken in response had and continue to have a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and some facilities and production have been suspended. In response to the spread of COVID-19, we adopted and continue to employ several flexible business practices, including telecommuting and staggered work shifts in our laboratories, to protect our employees while continuing business operations. In addition, due to the COVID-19 pandemic, enrollment of new patients into, and the retention of existing patients in, our clinical trials have been and may in the future be impacted due primarily to lower patient participation. As a result of the ongoing COVID-19 pandemic, we may continue to experience disruptions and face new disruptions that could severely impact our business, preclinical studies and clinical trials and finances, including:
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
•    continued changes in local regulations as part of the evolving response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;
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
•    impacts from the new hybrid remote work arrangements, such as increased cybersecurity risks and strains on our business continuity plans; and
•    delays or difficulties with securities offerings due to disruptions and uncertainties in securities markets and global economic slowdown.
The COVID-19 pandemic continues to evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the varying geographic spread and severity of the disease and its variants, the duration of the pandemic, the emergence of new variants, whether travel restrictions and social distancing in the United States and other countries are lifted or reinstated, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. While the continued potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, recessions and market corrections resulting from the COVID-19 pandemic have and could continue to detrimentally impact our business and stock price.

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
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular preclinical study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.
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
Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy to such regulatory authorities’ satisfaction. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.
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
•    the regulatory authority’s disagreement with the interpretation of data from nonclinical or clinical studies or trials;
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
Furthermore, our product candidates may not receive marketing approval even if they achieve their specified endpoints in clinical trials. Clinical data are often susceptible to varying interpretations, and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA or applicable foreign regulatory agency approval for their products. The FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from nonclinical and clinical studies and trials. Upon the review of data from any pivotal trial, the FDA or applicable foreign regulatory agency may request that the sponsor conduct additional analyses of the data and, if it believes the data are not satisfactory, could advise the sponsor to delay filing a marketing application.
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
We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of our product candidates. To achieve commercial success for any product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization or make arrangements with third parties to perform sales and marketing functions, and we may not be successful in doing so.

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
The development and commercialization of new drug and biologic products is highly competitive and is characterized by rapid and substantial technological development and product innovations. We face competition with respect to our current product candidates and will face competition with respect to product candidates that we may seek to develop or commercialize in the future, including from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We are aware of a number of large pharmaceutical and biotechnology companies, including: AbbVie Inc., Amgen Inc., AstraZeneca plc, Bristol Myers Squibb Company, F. Hoffmann-La Roche A.G., Gilead Sciences, Inc., Incyte Corporation, Johnson & Johnson, Merck and Company, Inc., Novartis International A.G., Pfizer Inc., Regeneron Pharmaceuticals, Inc., and Sanofi S.A., as well as smaller, early-stage companies, that are pursuing the development of products, including microbial-based therapeutics, in some instances, for disease indications that we are targeting. Some of these competitive products and therapies are or may be based on scientific approaches that are the same as or similar to our approach, and others are or may be based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments varies from 1% from April 1, 2022 through June 30, 2022, to up to 3% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ Medicaid Drug Rebate Program rebate liability is capped at 100% of the average manufacturer price for a covered outpatient drug. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for our products.
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
We may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in derivation, reexamination, inter partes review, ex partes reexamination, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. For example, in February 2021, the European Patent Office informed us of a notice of opposition by a third party for a patent issued to us. In July 2022, we filed our final written submission and oral proceedings are scheduled in September 2022. The patent at issue does not relate to our current product candidates.
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
We are highly dependent on the principal members of our management, scientific and clinical teams. Although we have entered into agreements with some of our executive officers, each of them may terminate their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees.
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
•    natural disasters, political and economic instability, including wars, terrorism and political unrest (for example, the ongoing conflict between Russia and Ukraine), outbreak of disease (for example, the COVID-19 pandemic), boycotts, curtailment of trade and other business restrictions;
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
We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption to our product development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and we have also outsourced elements of our information technology infrastructure. Similar events relating to the information technology systems of our third-party service providers and vendors could make us vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information, and we could incur liability and reputational damage. Though immaterial to date and despite stringent precautions, we have in the past experienced, and may in the future experience, the inadvertent disclosure of information by our third party service providers. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business. Furthermore, federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. We may also be exposed to a risk of loss or litigation and potential liability, which could materially and adversely affect our business, results of operations or financial condition and prospects.

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
Certain U.S. states have also adopted comparable privacy and security laws and regulations which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California has enacted the California Consumer Privacy Act (the "CCPA"), which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, the California Privacy Rights Act (the “CPRA”) was recently enacted in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Utah, Connecticut and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States.
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
Relatedly, following the United Kingdom’s withdrawal from the EEA and the EU and the expiration of the transition period, from January 1, 2021, companies have to comply with both the GDPR and the UK GDPR, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global revenue. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. On June 28, 2021, the European Commission adopted an adequacy decision in favor of the United Kingdom enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission renews or extends that decision. In September 2021, the United Kingdom government launched a consultation on its proposals for wide-ranging reform of United Kingdom data protection laws following Brexit and the response to this consultation was published in June 2022. There is a risk that any material changes which are made to the United Kingdom data protection regime could result in the European Commission reviewing the United Kingdom adequacy decision, and the United Kingdom losing its adequacy decision if the European Commission deems the United Kingdom to no longer provide adequate protection for personal data.
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
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, and more recently has been a result of disruptions in the global economy, including rising inflation and interest rates, declines in economic growth, international conflict and continued uncertainty about the ongoing COVID-19 pandemic. As a result of this volatility, you may not be able to sell your shares of common stock at or above the price at which you purchase the shares. The market price for our common stock may be influenced by many factors, including:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 18.8 million shares of our common stock as of December 31, 2021 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, including entities affiliated with Flagship Pioneering, until such shares can otherwise be sold without restriction under Rule 144 of the Securities Act or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
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
As of December 31, 2021, our fiscal year end, we had approximately $189.7 million and $187.1 million of federal and state net operating losses ("NOLs"), respectively. The federal NOLs include $49.9 million which expire at various dates through 2036, and $139.7 million which carry forward indefinitely. Our ability to use such federal NOLs to offset taxable income is limited to 80% of taxable income with respect to taxable years beginning after December 31, 2020. Our state NOLs expire at various dates through 2041. As of December 31, 2021, we had federal and state research and development tax credits of $7.2 million and $3.3 million, respectively, which expire at various dates through 2041. A portion of these NOLs and the tax credit carryforwards could expire unused and be unavailable to offset future taxable income or income tax liabilities, respectively. In addition, in general, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change NOLs or tax credits to offset future taxable income or tax liabilities. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or tax credits may be subject to limitations arising from previous ownership changes. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our state NOLs or tax credits may also be limited or impaired under state law. Our ability to utilize our NOLs or tax credits is also conditioned upon our attaining profitability and generating federal and state taxable income and income tax liabilities. We have incurred significant net losses since our inception and, therefore, we do not know whether or when we will generate the federal or state taxable income or income tax liabilities necessary to utilize our NOLs or tax credits. Accordingly, we may not be able to utilize a material portion of our NOLs or tax credits. In addition, we may be required to pay federal income taxes due to the 80% limitation on utilization of certain federal NOLs to offset taxable income, even if we have federal NOLs that are otherwise available for use.
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
As a public company, we are required to maintain effective disclosure controls and procedures and internal control over financial reporting, and to report any material weaknesses in such internal controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In October 2021, we identified a material weakness relating to an insufficient process for confirming final approvals for the release of reviewed and approved documentation prior to filing such documentation with the SEC. This material weakness did not result in any financial statement modifications, and there were no changes to our previously disclosed financial results. Additionally, in connection with the preparation of our financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 which we filed with the SEC on March 24, 2022, we identified a different material weakness relating to the review of certain financial transactions and the preparation and review of account reconciliations which were not performed using a sufficient level of precision and accuracy. No material financial statement misstatements were identified in relation to this material weakness in our internal control over financial reporting. The remediation efforts that we take to address a material weakness need to be completed and operating effectively for a sufficient period of time before we are able to deem such material weakness fully remediated. See Part I, Item 4 “Controls and Procedures” for additional information about the material weakness and our remediation efforts.
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
Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.
Various macroeconomic factors could adversely affect our business and financial condition, including changes in inflation, interest rates and foreign currency exchange rates specifically, and overall economic conditions and uncertainties generally. For instance, if inflation and the resulting increase in interest rates, such as that recently observed in the U.S. and elsewhere, or other factors were to significantly increase costs generally, it may increase our products development and other operating costs, having an adverse effect on our cash flows and results of operations.
Additionally, our results of operations could be adversely affected by general conditions in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered equity securities during the six-month period ended June 30, 2022.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 11, 2022, Evelo Biosciences, Inc. (the “Company”) announced the succession plan for Balkrishan “Simba” Gill, Ph.D. to transition from his roles as Chief Executive Officer and President of the Company to the role of Chair of the Company’s Board of Directors (the “Board”) and return to Flagship Pioneering as an Executive Partner. The Board has retained the executive search firm Spencer Stuart to initiate a comprehensive search led by its current Chair, Lord Ara Darzi, to identify Dr. Gill's successor. Dr. Gill will continue to serve as the Company’s Chief Executive Officer and President and, in these capacities, as principal executive officer until his successor joins the Company, at which time he will become Chair of the Board and Lord Darzi will become the Lead Independent Director of the Company.
As previously disclosed, Dr. Gill will serve as the Company’s principal financial officer on an interim basis until Marella Thorell commences employment as the Company’s Chief Financial Officer, which is expected to be on or about September 1, 2022.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Evelo Biosciences, Inc.	8-K	001-38473	3.1	5/11/2018
3.2	Amended and Restated Bylaws of Evelo Biosciences, Inc.	8-K	001-38473	3.1	3/18/2021
10.1#	Evelo Biosciences, Inc. Non-Employee Director Compensation Program, as amended, effective April 1, 2022	10-K	001-38473	10.5	3/24/2022
10.2#	Offer Letter, dated December 14, 2020, by and between Evelo Biosciences, Inc. and Jonathan Zung					*
10.3#	Offer Letter, dated March 12, 2021, by and between Evelo Biosciences, Inc. and Luca Scavo					*
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
* Filed herewith
** Furnished herewith
# Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

EVELO BIOSCIENCES, INC.

Date: August 11, 2022	By:	/s/ Balkrishan (Simba) Gill, Ph.D.
Balkrishan (Simba) Gill, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: August 11, 2022	By:	/s/ Stephen J. Carriere
Stephen J. Carriere
Vice President and Chief Accounting Officer
(Principal Accounting Officer)