Form 10-Q
period 2022-09-30
Evelo Biosciences, Inc.
filed 2022-11-14
CIK 1694665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of November 8, 2022, the registrant had 109,614,598 shares of common stock, $0.001 par value per share, outstanding.

Evelo Biosciences, Inc.
Form 10-Q for the Quarterly Period Ended September 30, 2022

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
•our ability to continue as a going concern, our future capital needs, our ability to satisfy our debt obligations (including any restrictive covenants) and/or refinance our current debt, and our need to raise additional funds;
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
•timing and plans for clinical trials, including registration trials, and product candidate approvals;
•the timing, progress, receipt and release of data from our ongoing and planned clinical trials and the potential use of our product candidates to treat various indications;
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
•federal, state, local and foreign regulatory requirements, including regulation of our product candidates by the U.S. Food and Drug Administration ("FDA"), European Medicines Agency ("EMA") and UK Medicines and Healthcare products Regulatory Agency ("MHRA") and our interactions with such agencies;
•our ability to successfully address regulatory questions and requirements and the likelihood of regulatory filings and approvals;
•our ability to obtain and retain key executives and attract and retain qualified personnel;
•activities related to strategic collaborations and anticipated revenue therefrom;
•our ability to successfully manage our growth; and
•developments relating to our competitors and our industry.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, some of which cannot be predicted or quantified and some of which are beyond our control. Risks, uncertainties and assumptions that may cause actual results to differ materially from current expectations include, among other things, those set forth below in “Summary Risk Factors,” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 1A. “Risk Factors” and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events, speaks only as of the date of this Quarterly Report on Form 10-Q, and is subject to these
i

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
In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to the "Company," “Evelo,” “we,” “us,” “our” and similar references refer to Evelo Biosciences, Inc. and our wholly owned subsidiaries. This Quarterly Report on Form 10-Q may also contain references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to, including logos, artwork and other visual displays, may appear without the "®" or "TM" symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend any use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.
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
•We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. We will need additional funding in order to complete development of our product candidates, commercialize our products, if approved, and meet our debt obligations (including any restrictive covenants). If we are unable to raise capital when needed, we will be forced to delay, reduce or discontinue our product development programs or commercialization efforts.
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
•The terms of our loan and security agreements place restrictions on our operating and financial flexibility. In order to meet our obligations under our existing loan and security agreements, we will need to raise additional capital and / or restructure our existing debt, which may be on unfavorable terms. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
•The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition.
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Evelo Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share and share amounts)

(Unaudited)
	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$69,053	$68,441
Prepaid expenses and other current assets	3,274	2,585
Total current assets	72,327	71,026
Property and equipment, net	5,455	6,622
Right of use asset - operating lease	7,398	8,910
Other assets	1,156	1,313
Total assets	$86,336	$87,871
Liabilities and stockholders’ equity
Current liabilities:
Debt, current portion	$10,095	$—
Accounts payable	1,550	1,601
Accrued expenses	12,478	13,068
Operating lease liability, current portion	2,177	1,951
Other current liabilities	617	742
Total current liabilities	26,917	17,362
Noncurrent liabilities:
Debt, net of current portion	36,650	46,557
Operating lease liability, net of current portion	5,935	7,785
Deferred revenue	7,500	7,500
Total liabilities	77,002	79,204
Commitments and contingencies (Note 9)
Stockholder’s equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 108,473,091 and 53,576,454 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	108	54
Additional paid-in capital	514,907	423,308
Accumulated deficit	(505,681)	(414,695)
Total stockholders’ equity	9,334	8,667
Total liabilities and stockholders’ equity	$86,336	$87,871

See accompanying notes to unaudited condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$21,928	$22,599	$62,470	$64,762
General and administrative	7,126	10,111	24,909	23,075
Total operating expenses	29,054	32,710	87,379	87,837
Loss from operations	(29,054)	(32,710)	(87,379)	(87,837)
Other income (expense):
Interest expense, net	(788)	(1,023)	(2,835)	(2,602)
Loss on extinguishment of debt	—	—	—	(3,226)
Other miscellaneous income (expense), net	(615)	159	(386)	472
Total other expense, net	(1,403)	(864)	(3,221)	(5,356)
Loss before income taxes	(30,457)	(33,574)	(90,600)	(93,193)
Income tax expense	(107)	(156)	(386)	(331)
Net loss	$(30,564)	$(33,730)	$(90,986)	$(93,524)

Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.63)	$(1.14)	$(1.77)
Weighted-average number of common shares outstanding, basic and diluted	108,051,851	53,430,333	79,528,761	52,704,470

    See accompanying notes to unaudited condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(In thousands, except share amounts)

(Unaudited)
	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance - December 31, 2021	53,576,454	$54	$423,308	$(414,695)	$8,667
Issuance of common stock under Employee Stock Purchase Plan	36,329	—	129	—	129
Vesting of restricted common stock	35,406	—	—	—	—
Stock-based compensation expense	—	—	4,275	—	4,275
Fees associated with public offering of common stock	—	—	(12)	—	(12)
Net loss	—	—	—	(29,861)	(29,861)
Balance - March 31, 2022	53,648,189	$54	$427,700	$(444,556)	$(16,802)
Issuance of common stock, net	54,246,358	54	78,928	—	78,982
Vesting of restricted common stock	16,278	—	—	—	—
Exercise of stock options	42,494	—	30	—	30
Stock-based compensation expense	—	—	3,999	—	3,999
Net loss	—	—	—	(30,561)	(30,561)
Balance - June 30, 2022	107,953,319	$108	$510,657	$(475,117)	$35,648
Issuance of common stock, net	475,000	—	712	—	712
Issuance of common stock under Employee Stock Purchase Plan	40,385	—	72	—	72
Exercise of stock options	4,387	—	3	—	3
Stock-based compensation expense	—	—	3,463	—	3,463
Net loss	—	—	—	(30,564)	(30,564)
Balance - September 30, 2022	108,473,091	$108	$514,907	$(505,681)	$9,334
See accompanying notes to unaudited condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(In thousands, except share amounts)

(Unaudited)
	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance - December 31, 2020	47,470,119	$47	$322,957	$(292,519)	$30,485
Issuance of common stock, net	5,814,734	6	81,955	—	81,961
Issuance of common stock under Employee Stock Purchase Plan	27,587	—	90	—	90
Exercise of stock options	45,299	—	235	—	235
Stock-based compensation expense	—	—	3,264	—	3,264
Net loss	—	—	—	(28,196)	(28,196)
Balance - March 31, 2021	53,357,739	$53	$408,501	$(320,715)	$87,839
Exercise of stock options	40,532	—	330	—	330
Stock-based compensation expense	—	—	3,772	—	3,772
Issuance of common stock warrants	—	—	1,750	—	1,750
Net loss	—	—	—	(31,598)	(31,598)
Balance - June 30, 2021	53,398,271	$53	$414,353	$(352,313)	$62,093
Issuance of common stock under Employee Stock Purchase Plan	18,771	—	147	—	147
Vesting of restricted common stock	9,850	—	—	—	—
Exercise of stock options	27,067	—	125	—	125
Stock-based compensation expense	—	—	4,441	—	4,441
Net loss	—	—	—	(33,730)	(33,730)
Balance - September 30, 2021	53,453,959	$53	$419,066	$(386,043)	$33,076

See accompanying notes to unaudited condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)
	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(90,986)	$(93,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,737	11,477
Depreciation expense	1,537	1,678
Non-cash interest expense	188	218
Non-cash lease expense	2,175	1,368
Loss on extinguishment of debt	—	3,226
Loss on disposal of property and equipment	232	5
Net foreign currency losses	1,012	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(799)	(63)
Accounts payable	(40)	1,075
Accrued expenses and other current liabilities	(814)	(404)
Operating lease liabilities	(2,287)	(1,414)
Deferred revenue	—	7,500
Other liabilities	—	(21)
Net cash used in operating activities	(78,045)	(68,879)
Investing activities
Purchases of property and equipment	(394)	(1,962)
Proceeds from sale of fixed assets	—	6
Net cash used in investing activities	(394)	(1,956)
Financing activities
Proceeds from issuance of common stock, net of issuance cost	79,682	81,961
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	234	927
Proceeds from the issuance of long-term debt, net of issuance costs	—	14,778
Net cash provided by financing activities	79,916	97,666
Effect of exchange rate changes on cash and cash equivalents	(1,022)	—
Net increase in cash, cash equivalents and restricted cash	455	26,831
Cash, cash equivalents and restricted cash – beginning of period	69,754	70,420
Cash, cash equivalents and restricted cash – end of period	$70,209	$97,251
Supplemental disclosure of cash flow information
Cash paid for interest	$2,963	$2,383
Cash paid for taxes	$592	$9
Noncash investing and financing activities
Property and equipment additions included in accrued expenses	$128	$198
Issuance of common stock warrants	$—	$1,750

See accompanying notes to the unaudited condensed consolidated financial statements.

EVELO BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization
Evelo Biosciences, Inc. ("Evelo," "we," "our," "us" or the "Company”) is a biotechnology company incorporated in Delaware on May 6, 2014. We are a clinical-stage biotechnology company focused on discovering and developing a new class of oral medicines that act on immune cells in the small intestine with systemic effects. We are advancing these investigational medicines with the aim of treating a broad range of inflammatory diseases, with an initial focus on psoriasis and atopic dermatitis. Our headquarters is located in Cambridge, Massachusetts.
Since inception, we have devoted substantially all of our efforts to research and development and raising capital. We have not generated any product or license revenue related to our primary business purpose to date. We are subject to a number of risks similar to those of other development stage companies, including a dependence on key individuals, the need to develop commercially viable products, the competition from other companies, many of which are larger and better capitalized, and the need to obtain adequate additional financing to fund the development of our product candidates.
We have incurred operating losses since inception and we expect such losses and negative operating cash flows to continue for the foreseeable future. As of September 30, 2022, we held cash and cash equivalents of $69.1 million and have an accumulated deficit of $505.7 million. Since inception, we have financed operations primarily with the proceeds from the issuance of common stock and since-redeemed preferred stock to equity investors, and from debt financing.
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. The transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates, and the achievement of a level of revenues adequate to support our cost structure. Based on our current operating plan, we believe that our cash and cash equivalents balance as of September 30, 2022 will not be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Quarterly Report on Form 10-Q, and we will need to obtain additional funding. We intend to obtain additional funding through available financing sources which may include additional public offerings of common stock, private financing of debt or equity, and / or the pursuit of strategic partnerships, licensing arrangements or collaborations. Management’s belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. If we are unable to obtain sufficient funding, we may be required to delay development efforts, limit activities and reduce research and development costs, which could adversely affect our business prospects. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalent resources as of September 30, 2022, management concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and ASU of the FASB.
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
Unaudited Interim Financial Information
Our unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements include the accounts of our business and our wholly owned and controlled subsidiaries.
All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.
The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from our audited consolidated financial statements for the year ended December 31, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2021.
These unaudited condensed consolidated financial statements are prepared on the same basis as the audited financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly our financial position as of September 30, 2022, and the results of operations and stockholders' equity for the three and nine months ended September 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be realized for the year ending December 31, 2022, or for any future period.
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

Emerging Growth Company Status
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and we may take advantage of reduced reporting requirements that are otherwise applicable to public companies until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We elected to use the extended transition period for complying with new or revised accounting standards and, as a result of this election, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we no longer are an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenue, have more than $700.0 million in market value of our stock held by non-affiliates (and have been a public company for at least 12 months and have filed one annual report on Form 10-K), or have issued more than $1.0 billion of non-convertible debt securities over a three-year period.
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
As of September 30, 2022 and December 31, 2021, we had no off-balance sheet risk such as foreign exchange contracts, option contracts, derivatives or foreign currency hedging arrangements.
Comprehensive Loss
Comprehensive loss consists of net loss and changes in equity during a period arising from transactions and other equity and circumstances, of which we have none. Our comprehensive loss equals our net loss for all periods presented.
Cash, Cash Equivalents and Restricted Cash
Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less, which consist of cash held in banks and funds held in money market accounts. Cash equivalents are stated at cost, which approximates market value. Our restricted cash consists of the deposits held for the building lease for our office and laboratory premises and for our credit card facility. As of September 30, 2022 and December 31, 2021 we had $1.2 million and $1.3 million, respectively, in noncurrent restricted cash included within other assets recorded on the unaudited condensed consolidated balance sheets.
The following reconciles cash, cash equivalents and restricted cash as of September 30, 2022 and 2021, as presented on our statements of cash flows to the related balance sheet accounts (in thousands):

	September 30,
	2022	2021
Cash and cash equivalents:
Cash	$10,363	$3,359
Money market funds	58,690	92,579
Total cash and cash equivalents	69,053	95,938
Restricted cash	1,156	1,313
Cash, cash equivalents and restricted cash	$70,209	$97,251

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
3. ALJ Collaborative Agreement
In March 2021, we entered into a collaborative commercialization and license agreement (“ALJ Agreement”) with ALJ. Pursuant to the ALJ Agreement, we granted to ALJ an exclusive, non-transferable, sublicensable license to our product candidate EDP1815. In consideration for the rights granted under the ALJ Agreement, ALJ was obligated to pay a one-time, non-refundable upfront fee of $7.5 million. The parties will also share the future operating profits and losses for certain products in certain territories equally (50:50) as well as certain development, regulatory and commercialization costs. We have concluded that the delivery of the license to ALJ shall be accounted for under ASC 606. The development, regulatory and commercialization activities within the territories shall be accounted for under the FASB guidance of Collaborative Arrangements (Topic 808) ("ASC 808").
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

4. Leases
In January 2018, we entered into an operating sublease arrangement for approximately 40,765 square feet of office and research and development space at 620 Memorial Drive, Cambridge, MA 02139, extending through September 2025. The lease requires a security deposit which we fulfill with a standing letter of credit secured by restricted cash on deposit.
For each of the three months ended September 30, 2022 and 2021, we recorded rent expense of $0.7 million. For each of the nine months ended September 30, 2022 and 2021, we recorded rent expense of $2.2 million.
Lease amounts reported in the condensed consolidated balance sheets and the weighted-average lease term and discount rate information were as follows (in thousands):

	September 30, 2022	December 31, 2021
Assets:
Operating lease right-of-use assets	$7,398	$8,910
Liabilities:
Operating lease liabilities, current	2,177	1,951
Operating lease liabilities, noncurrent	5,935	7,785
Total lease liabilities	$8,112	$9,736

Weighted-average remaining lease term	3 years	3.75 years
Weighted-average discount rate	9.5%	9.5%
5. Fair Value Measurements
The following presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of September 30, 2022 (in thousands):

	Total	Level 1
Assets:
Money market funds included in cash and cash equivalents	$58,690	$58,690
Total	$58,690	$58,690

The following presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

	Total	Level 1
Assets:
Money market funds included in cash and cash equivalents	$66,989	$66,989
Total	$66,989	$66,989

Cash held in money market funds are invested in a fund comprised of U.S. government securities and instruments. As of September 30, 2022 and December 31, 2021, our financial assets measurable at fair value consisted entirely of money market funds measured at Level 1. We held no financial liabilities measurable at fair value.

6. Accrued Expenses
Accrued expenses recorded on the unaudited condensed consolidated balance sheets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
External research and development expenses	$5,637	$4,895
Payroll and related expenses	5,615	6,412
Professional fees	732	1,013
Other	494	748
Total accrued expenses	$12,478	$13,068

7. Loan and Security Agreements
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
In connection with the Amended Credit Facility, we issued to K2 HealthVentures Equity Trust LLC, an affiliate of K2HV, a warrant to purchase up to 139,770 shares of our common stock (the "Warrant") at a Warrant Price (as defined in the Warrant) of $13.30 per share. In addition, we provided K2HV the option (the "Conversion Option"), exercisable at any time, to convert at a Conversion Price (as defined in the Amended Credit Facility) of $13.30 per share up to $5.0 million of loan principal outstanding into up to 375,940 shares of our common stock. See Note 10 - Stockholders' Equity.
Interest on the outstanding loan balance accrues at a variable annual rate equal to the greater of (i) 8.65% and (ii) the prime rate plus 3.15%. Terms are for interest-only payments on a monthly basis through February 2023. Thereafter, terms provide for equal monthly payments of principal plus interest until the loans mature in August 2024 whereupon the remaining balance is due and payable. Pursuant to the Amended Credit Facility, we elected to adjust the repayment schedule such that commencing on March 1, 2023, we will make consecutive equal monthly payments of principal and accrued and unpaid interest based on a notional thirty month repayment period. The loan maturity date remains August 1, 2024 and any outstanding principal and unpaid interest is due at maturity. Upon final payment or prepayment of the loans, the terms of the Amended Credit Facility required us to pay a final payment ("Final Payment") equal to 4.8% of the aggregate original principal amount of the loans borrowed.
Borrowings under the Amended Credit Facility are collateralized by substantially all our tangible personal property along with our equity interests in our subsidiaries. The Amended Credit Facility contains customary representations, warranties and covenants.
During our debt covenant compliance review applicable to periods in the third quarter of 2022, we identified certain Events of Default (as defined in the Amended Credit Facility) resulting from non-compliance with certain provisions of the Amended Credit Facility. Under the Amended Credit Facility, Events of Default may entitle the lenders to default interest, the ability to terminate the facility and the ability to accelerate repayment of any outstanding loans in full. Subsequent to September 30, 2022, K2HV agreed to waive all identified Events of Default, thereby waiving its right to default interest and its ability to terminate the facility and accelerate repayment of all outstanding loans in full. As a result of this waiver, the debt remains classified according to its contractual payment terms as of September 30, 2022 and we are compliant with all covenants. In connection with such waiver, on November 14, 2022, we and K2HV entered into a modification letter to the Amended Credit Facility whereby we agreed, among other things, to: (i) accelerate the Final Payment of $2.16 million such that it will become payable on December 12, 2022 (it would have otherwise been due at maturity, at the time of a refinancing, or at the time of payment of final principal); (ii) amend and restate the Warrant to change the Warrant Price to $2.00 per share and increase the Number of Shares subject to the Warrant to 663,750; and (iii) with respect to the Conversion Option, restate the

Conversion Price to $2.00 per share, such that K2HV may now convert up to $5.0 million of loan principal outstanding into up to 2,500,000 shares of our common stock. There is no impact of these agreed amended terms on the financial statements for any periods presented in this Quarterly Report on Form 10-Q as the amendments are effective subsequent to September 30, 2022.
The minimum future loan payments under the Amended Credit Facility as of September 30, 2022, prior to the latest amendment described above, are as follows (in thousands):

Remainder of 2022	$1,050
2023	17,618
2024	35,001
Total minimum payments	53,669
Less: amounts representing interest and discount	(6,924)
Total debt	$46,745

Interest expense was approximately $1.1 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively. Interest expense was approximately $3.2 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively.
8. In-License Agreements
Mayo Foundation for Medical Education and Research
In August 2017, we and the Mayo Clinic entered into a license agreement which was subsequently amended. Under the agreement, the Mayo Clinic granted us (i) an exclusive, worldwide, sublicensable license under the Mayo Clinic’s rights to certain intellectual property and microbial strains and (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how to develop and commercialize certain microbial strains and licensed products incorporating such strains. As consideration, we paid a nonrefundable upfront fee of $0.3 million and are obligated to pay annual license maintenance fees. The nonrefundable upfront fees were expensed to research and development expense in 2017. Annual maintenance fees are expensed as incurred over the term of the agreement. We may owe the Mayo Clinic milestone payments upon the achievement of certain milestones up to a maximum of $59.1 million in the aggregate, as well as royalties on net sales of licensed products in low single-digit percentages. As of September 30, 2022, we incurred milestone payments since inception of approximately $0.3 million and no amounts are currently due.
University of Chicago
In March 2016, we and the University of Chicago entered into a patent license agreement (“2016 University of Chicago Agreement”). Under the agreement, the University of Chicago granted us (i) an exclusive, royalty-bearing and sublicensable license to certain patent rights related to the administration of microbes to treat cancer and (ii) a non-exclusive, royalty-bearing, sublicensable license to access technical information for the development and commercialization of microbial products to treat cancer in combination with checkpoint inhibitors. As consideration, we paid a nonrefundable upfront fee of less than $0.5 million and were obligated to pay annual license maintenance fees. The nonrefundable upfront fees were expensed to research and development expense in 2016. Annual maintenance fees were expensed as incurred over the term of the agreement. As of September 30, 2022, we incurred milestone payments since inception of approximately $0.4 million and no amounts are currently due.
In May 2022, we served notice of termination to the University of Chicago of the 2016 University of Chicago Agreement effective July 11, 2022. None of our current or anticipated product candidates depends on any license subject to the 2016 University of Chicago Agreement.

9. Commitments and Contingencies
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
In addition to our manufacture and supply agreement with Sacco, we have other agreements including a collaborative agreement, sublease and license agreement which do or may obligate us to future funding commitments. See for example Note 3 - ALJ Collaborative Agreement, Note 4 - Leases and Note 8 - License Agreements.
Litigation and Other Proceedings
We may periodically become subject to legal proceedings and claims arising in connection with on-going business activities, including claims or disputes related to patents issued to us or that are pending. We currently are not a party to any material litigation and have established no contingency reserves for any litigation liability.
On February 12, 2021, the European Patent Office issued a Communication of a Notice of Opposition for European patent EP 3223834, which is held by us. In July 2021, we filed our reply to the Notice of Opposition. In January 2022, the European Patent Office issued a preliminary opinion and a summons to oral proceedings. We filed our final written submission in July 2022, and the oral proceedings were held on September 14, 2022. The Opposition Board maintained claims that we presented in an auxiliary request in the oral proceedings. The deadline to appeal the Opposition Board’s decision is December 14, 2022. The patent at issue does not relate to any of our current product candidates, and any subsequent appeal is not expected to affect any of our current development plans.
10. Stockholders’ Equity
2019 Shelf Registration and 2019 ATM Program
In June 2019, we filed a Registration Statement on Form S-3 ("2019 Shelf Registration Statement") with the SEC for the registration and offering of common stock, preferred stock, debt securities, warrants and/or units or any combination thereof in the aggregate amount of up to $200.0 million for a period of up to three years from the date of effectiveness. We simultaneously entered into an "at-the-market" offering sales agreement ("2019 ATM") providing for the offering, issuance and sale for up to $50.0 million of common stock under the 2019 Shelf Registration Statement. During the year ended December 31, 2021, we issued 139,734 common shares under the 2019 ATM with offering prices ranging between $12.54 and $13.17 per share for gross proceeds of $1.8 million and net proceeds of $1.7 million. During the three and nine months ended September 30, 2022, we sold no shares of common stock under the 2019 ATM. The 2019 Shelf Registration Statement expired in June 2022, and we terminated the 2019 ATM in July 2022.
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
2022 ATM Program
In July 2022, we entered into an "at-the-market" offering sales agreement ("2022 ATM") providing for the offering, issuance and sale of up to $75.0 million of our common stock under the 2021 Shelf Registration Statement. During the three and nine months ended September 30, 2022, we issued 475,000 shares of common stock under the 2022 ATM at a weighted average price per share of $2.06 for aggregate net proceeds of $0.7 million after deducting commissions and other offering expenses paid by us.
11. Stock-Based Compensation
2021 Inducement Plan
In May 2021, our board of directors adopted the Evelo Biosciences, Inc. 2021 Employment Inducement Award Plan (the “Inducement Award Plan”) without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules. As of September 30, 2022, 310,000 shares of common stock are available for future grant under the Inducement Award Plan.
2018 Incentive Award Plan
In April 2018, our board of directors adopted, and our stockholders approved, the 2018 Incentive Award Plan (the "2018 Plan"), effective May 2018, under which we may grant cash and equity-based incentive awards to our employees, officers, directors, consultants and advisors. As of September 30, 2022, awards representing 769,311 shares were available for future grant under the 2018 Plan.

Stock Options
Stock options and awards granted to employees generally vest over a four-year period but may be granted with different vesting terms and have a term of 10 years. During the nine months ended September 30, 2022 and 2021, we granted stock options to purchase 3,083,755 and 3,472,149 shares of common stock, respectively, with a weighted-average grant-date fair value of $2.89 and $10.81 per share, respectively. As of September 30, 2022, total unrecognized compensation expense related to stock options was $26.6 million, which is expected to be recognized over a weighted-average period of 2.6 years.
Restricted Stock Units
We issue RSUs under the 2018 Plan and the 2021 Inducement Award Plan. Typically, each award of RSUs vests as to 25% on the first anniversary of the grant date, and either monthly thereafter or annually over three additional years. During the nine months ended September 30, 2022 and 2021, we granted 108,375 and 172,450 RSUs with a weighted average grant date fair value of $5.05 and $15.50 per share, respectively. As of September 30, 2022, total unrecognized compensation expense related to restricted stock units was $1.5 million, which is expected to recognize over a weighted average period of 1.9 years.

Stock-based compensation expense related to RSUs was $0.2 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense related to RSUs was $0.9 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively. There was a total of 51,684 and 14,777 RSUs that vested during the nine months ended September 30, 2022 and 2021, respectively.

2018 Employee Stock Purchase Plan
In April 2018, our board of directors adopted, and our stockholders approved, the 2018 Employee Stock Purchase Plan (“ESPP”), which became effective in May 2018. As of September 30, 2022, a total of 1,195,147 shares of common stock were reserved for issuance under the ESPP.

The compensation expense recognized related to the ESPP for the three and nine months ended September 30, 2022 and 2021 was not material. There was a total of 76,714 and 46,358 shares, respectively, purchased under the ESPP during the nine months ended September 30, 2022 and 2021, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense recorded in our unaudited condensed consolidated statements of operations consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,694	$2,053	$5,431	$5,925
General and administrative	1,769	2,388	6,306	5,552
Total stock-based compensation expense	3,463	$4,441	11,737	$11,477

12. Net Loss Per Share
Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period, as follows (net loss in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss	$(30,564)	$(33,730)	$(90,986)	$(93,524)
Denominator
Weighted average shares outstanding used in computing net loss per share	108,051,851	53,430,333	79,528,761	52,704,470
Net loss per share, basic and diluted	$(0.28)	$(0.63)	$(1.14)	$(1.77)

We compute diluted net loss per common share by giving consideration to all potentially dilutive common shares, except where the effect of including such securities would be anti-dilutive. We have reported net losses since inception and, as such, have determined that all potentially dilutive common shares are anti-dilutive. Consequently, basic and diluted net loss per share of common stock were the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.
The following table presents securities excluded from the computation of diluted weighted-average shares outstanding for the periods presented, as they are anti-dilutive:

	September 30,
	2022	2021
Unvested common stock from early exercise of options	—	18,386
Stock options to purchase common stock	11,432,121	9,716,285
Warrants	139,770	139,770
RSUs	301,300	—
Convertible debt (as-converted to common stock)	375,940	375,940
Common stock offering from ESPP	40,197	13,152
Total securities excluded	12,289,328	10,263,533

13. Related Party Transactions
Weatherden Advisory Services Agreement
We receive clinical advisory services from Weatherden Ltd. (“Weatherden”) under agreements that were entered into during 2017 and 2018. Duncan McHale, our Chief Medical Officer, is a part owner of Weatherden. During each of the nine-month periods ended September 30, 2022 and 2021, we paid Weatherden $0.2 million. As of September 30, 2022 and December 31, 2021, the amounts owed to Weatherden under the supply of service agreement were approximately $0.1 million or less, respectively.
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
Securities Purchase Agreement with Related Parties
In May 2022, in connection with our registered direct offering, we entered into the Purchase Agreement with a group of purchasers including certain of our executive officers, members of our board of directors and other related parties. Of the 54,246,358 total shares offered, officers and directors purchased an aggregate of 393,834 shares and other related parties purchased an aggregate of 28,253,422 shares of our common stock for $1.46 per share, a price equal to the offering price per share of, and on equal terms as, common stock sold to the public. See Note 10 - Stockholders' Equity.
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

Overview
Evelo is a clinical-stage biotechnology company focused on discovering and developing a new class of oral medicines that act on immune cells in the small intestine with systemic effects.

The small intestine has a profound influence on systemic immunity and can resolve inflammation throughout the body. We have discovered that specific single strains of microbes resident in the mucosal lining of the small intestine, and the extracellular vesicles they shed, can resolve inflammation throughout the body when given orally at pharmacological doses, by physically interacting with immune cells in the small intestine. Engagement in the small intestine leads to the generation of circulating T cells with regulatory activity that down-regulate multiple inflammatory pathways, including Th1, Th2 and Th17, without suppressing immunity. Our investigational medicines do not colonize the gut nor modify the microbiome.

This discovery may create the potential for a new type of effective, safe, well tolerated, and convenient medicine for people with many types and stages of inflammatory diseases. Evelo initially is developing EDP1815 as a treatment in psoriasis and atopic dermatitis and EDP2939 in psoriasis. If shown to be effective in inflammatory disease mediated by the Th1, Th2 or Th17 inflammatory pathways, these same investigational medicines could be effective in additional inflammatory diseases, such as psoriatic and other forms of arthritis, asthma, allergy, and inflammatory bowel disease.
Clinical Programs

EDP1815
EDP1815 is an investigational oral biologic being developed for the treatment of inflammatory diseases. It is a single strain of Prevotella histicola isolated from a human donor and selected for its specific pharmacology. EDP1815 is currently in clinical development for both atopic dermatitis and psoriasis.
Atopic dermatitis

Phase 2 clinical trial

In February 2022, we began dosing patients in a Phase 2 trial of EDP1815 in atopic dermatitis. The primary objective of this multicenter, randomized, double-blind, placebo-controlled multiple cohort trial is to evaluate the efficacy and safety of EDP1815 in the treatment of atopic dermatitis when dosed for 16 weeks, compared to placebo. The trial is enrolling patients with mild, moderate, and severe atopic dermatitis and each of the four cohorts is investigating a different aspect of the potential of EDP1815 in the treatment of atopic dermatitis.

The primary endpoint for the trial is the proportion of patients who achieve an outcome of a 50% improvement from baseline in Eczema Area and Severity Index (“EASI”) score (an "EASI-50” response) at week 16. Secondary endpoints include several physician-reported outcomes, such as Investigator’s Global Assessment (“IGA”) and body surface area (“BSA”), along with patient-reported outcomes such as Dermatology Life Quality Index (“DLQI”), daily itch using the Pruritus-Numerical Rating Scale (“Pruritus-NRS”), and Patient-Oriented Eczema Measure (“POEM”). Patients will be randomized into one of four cohorts. Cohorts 1-3 include approximately 100 patients per cohort randomized in a 3:1 ratio (75 to EDP1815 and 25 to placebo) for a total of approximately 300 patients. Patients in Cohort 4 will be randomized in a 2:1 ratio (70 to EDP1815 and 35 to placebo) for a total of approximately 105 patients.

Each cohort in the trial is independently tested for the potential of EDP1815 in the treatment of atopic dermatitis, as well as specific hypotheses with regards to cell concentration, manufacturing process, dosing regimen and site of release. Cohort 1 explores a daily dose of 1.6 x 1011 total cells of EDP1815 or matching placebo administered as two capsules once daily. Patients dosed in this cohort will receive the same EDP1815 drug product as used in the previously completed Phase 2 psoriasis study which demonstrated an improvement in PASI-50 responses (as defined below). This is intended to allow a relative comparison of the benefit observed in psoriasis patients during the Phase 2 trial with any observed benefit in atopic dermatitis patients. Cohort 2 of the atopic dermatitis trial will test 6.4 x 1011 total cells of EDP1815 or matching placebo administered as two capsules once daily. This higher concentration of EDP1815 drug product has been produced using a different manufacturing process, in order to allow an assessment of the clinical activity of a higher concentration of EDP1815 in a single capsule and of the alternate manufacturing process. Cohort 3 uses the same drug product and daily dose as Cohort 2 (or matching placebo), but is administered as one capsule taken twice daily. This cohort will test if there is any additional benefit obtained from a twice a day regimen versus once a day. Patients in Cohort 4 will receive EDP1815 (8.0 x 1010 total cells) in a faster release capsule that releases the drug product higher up in the small intestine than the capsule used in the other three cohorts, or matching placebo. The Cohort 4 drug product has been produced using the same drug substance manufacturing process as in Cohort 1. Cohort 4 is evaluating if release of EDP1815 higher up in the small intestine provides greater clinical activity, as separate preclinical study data has previously demonstrated that higher release resulted in improved pharmacodynamic effects against inflammation in mice.

All patients in the trial will have the opportunity to join an open label extension trial once they complete 16 weeks of dosing. Patients in the open label extension trial will receive EDP1815 for a further 36 weeks. We anticipate that data from Cohorts 1-3 of the Phase 2 atopic dermatitis trial will be available early in the first quarter of 2023, and we anticipate that data from Cohort 4 will be available in the second quarter of 2023.
Psoriasis

Preparation for registration trials
Following completion of the Phase 2 trial of EDP1815 in psoriasis described below, we are undertaking various activities to prepare for potential registration trials of EDP1815 in psoriasis, including manufacturing preparations, protocol development and regulatory agency consultation.

We completed scientific advice meetings with the EMA and MHRA to seek their respective guidance on the appropriateness of our proposed registration clinical trial design, including the primary and secondary endpoints. Both health authorities have acknowledged the reasonableness of our proposed trial design, including the primary and secondary endpoints. Based on their feedback, we have the ability to evaluate either of our capsule forms, including the faster release capsule, in the registration trials. We received initial written feedback from the FDA on the same topics and have submitted a request for a meeting with the FDA to discuss our registration trial plans. As part of our interactions with the EMA and MHRA, we also sought feedback and discussed critical components of the chemistry, manufacturing and control ("CMC") for EDP1815, in particular our proposals regarding product release and product stability testing for the registration trials. We separately received written feedback from the FDA on the same CMC topics.

Phase 2 clinical trial

In September 2021, we announced positive data from a Phase 2 trial of EDP1815 in psoriasis. This multicenter, randomized, double-blind, placebo-controlled, dose-ranging Phase 2 trial evaluated three doses of EDP1815 in adult patients with mild and moderate psoriasis. The trial included a treatment phase (Part A) and an off-treatment, follow-up phase (Part B). In Part A of the trial, 249 patients were randomized in a 1:1:1 ratio to one of three parallel cohorts: 1 capsule, 4 capsules or 10 capsules. They were then randomized in a 2:1 ratio to active or placebo prior to the start of dosing. Trial medication was taken once daily for 16 weeks, and all patients were followed for 4 weeks after treatment completion to week 20. Psoriasis Area and Severity Index (“PASI”) scores were assessed by both mean changes from baseline and responder rates. The primary endpoint was the mean percentage change in PASI scores between treatment and placebo at 16 weeks. Secondary endpoints included the proportion of study patients who achieved at least a 50% improvement in PASI from baseline at the week 16 timepoint (a "PASI-50" response), and other clinical measures of disease such as Physicians Global Assessment ("PGA"), BSA, PGA x BSA, Psoriasis Symptom Inventory ("PSI"), and DLQI.

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

EDP1815 was observed to be well tolerated in Part A (treatment phase) of the trial. The safety data were comparable to placebo. Adverse events classified as “gastrointestinal” were comparable between active and placebo groups, with no meaningful differences in rates of diarrhea, abdominal pain, nausea, or vomiting. There were no drug related serious adverse events.

All patients in Part A had the option to enter Part B (extended follow-up phase, off-treatment) of the trial. The objective of Part B was to assess durability of treatment response and incidence of rebound (for example, increase in PASI score to 125% of baseline value or above, or onset of new pustular erythrodermic psoriasis within 3 months) following cessation of dosing. All patients who elected to enroll in Part B were assessed during follow-up visits at weeks 24 and 28. Patients who had achieved a PASI-50 or greater at week 16 were also evaluated at week 40. Patients were not permitted to start other psoriasis treatments or trials during Part B.

In February 2022 we announced data from Part B, which included durable and deeper clinical responses. Eighty-three patients who had received EDP1815 in Part A entered Part B. Thirty of these 83 patients had achieved a PASI-50 or greater reduction at week 16 in Part A. Eighteen of the 30 patients remained at PASI-50 or greater at the end of Part B. Ten of the 30 patients had achieved a PASI-75 or greater at the end of Part A and 5 remained at PASI-75 or greater at the end of Part B. These durable results were achieved without any new psoriasis medication being used during this time. Nineteen of the 83 patients had achieved clear skin (PGA 0) or nearly clear skin (PGA 1) at the end of Part A and of these, 9 remained at PGA 0/1 at the end of Part B.

Of the 30 patients who had reached a PASI-50 at the end of Part A and entered Part B, 10 had already achieved a PASI-75 response at week 16 in Part A. Of the remaining 20 patients, 9 achieved a PASI-75 or greater response during the post-treatment period. These data, combined with the durability data, suggest that longer dosing could lead to further deepening of the responses in some patients.

There were no drug related adverse events in Part B, with the additional finding of no flare or rebound following cessation of dosing (which are seen with some other therapies for psoriasis).
EDP2939

EDP2939 is an investigational oral biologic consisting of extracellular vesicles ("EVs") that we are developing for the potential treatment of inflammatory diseases. In vitro studies of EDP2939 in human and mouse cellular assays and in vivo models support its further development in the treatment of inflammatory diseases.

Dosing in a Phase 1/2, randomized, placebo-controlled trial will be conducted in two parts. Part A will evaluate the safety and tolerability of EDP2939 in healthy volunteers, and Part B will evaluate the safety, tolerability and preliminary efficacy in adults with moderate psoriasis. The primary endpoint of Part B is the superiority of EDP2939 as compared to placebo on the proportion of participants with moderate psoriasis achieving a PASI-50 response.

Part A of the trial will include up to three sequential, escalating multiple dose cohorts. Each cohort will be comprised of 12 healthy volunteers receiving EDP2939 or matching placebo in capsules once a day for up to 10 days, according to a 2:1 randomization (8 to EDP2939 and 4 to placebo).

Part B of the trial will commence dosing after the Safety Review Committee has reviewed the initial dose level in Part A and the dose has been deemed safe and well tolerated. All participants in Part B will be randomly assigned in a 1:1 ratio to EDP2939 or matching placebo, administered orally as a single capsule once a day for 16 weeks.

On November 10, 2022, we received a request from the MHRA for additional information with respect to our Clinical Trial Application submission for the EDP2939 Phase 1/2 trial. We are currently in the process of providing written responses to the MHRA questions, and anticipate dosing healthy volunteers in Part A of the trial in the first quarter of 2023. We still expect to report data from the cohort of patients with psoriasis (Part B) in the second half of 2023.
ALJ Collaboration

In March 2021, we announced a strategic collaboration to develop and commercialize our lead inflammation product candidate, EDP1815, in the Middle East, Turkey, and Africa with Meddist Company Limited, or ALJ. Under the terms of the agreement, we received an upfront payment from ALJ and we are primarily responsible for the development and manufacturing of EDP1815 worldwide, whilst ALJ will be primarily responsible for development, regulatory submissions and commercialization activities in the agreed-upon regions. ALJ and we will participate in a 50:50 profit share arrangement. See Note 2 - Summary of Significant Accounting Policies and Note 3 - ALJ Collaborative

Agreement to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding the commercialization and license agreement with ALJ.
Chief Executive Officer Succession Plan
In August 2022, we announced the succession plan for Balkrishan “Simba” Gill, Ph.D. to transition from his roles as our Chief Executive Officer and President to the role of Chair of our Board of Directors. Our Board of Directors has retained the executive search firm Spencer Stuart to conduct a comprehensive search led by the current Chair of our Board of Directors, Lord Ara Darzi, to identify Dr. Gill's successor. Dr. Gill will continue to serve as our Chief Executive Officer and President and, in these capacities, as our principal executive officer, until his successor joins Evelo, at which time he will become Chair of the Board of Directors and Lord Darzi will become our Lead Independent Director.
Financing

Since our incorporation in 2014, we have devoted substantially all of our resources to developing our preclinical and clinical product candidates, building our intellectual property portfolio and process development and manufacturing function, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed operations primarily with the proceeds from the issuance of common stock and since-redeemed preferred stock to equity investors and borrowings under loan and security agreements with financial institutions.
We are a development stage company and have not generated any revenue. All of our product candidates are in clinical or preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses and we continue to incur significant research and development and other expenses related to our operations. For the nine months ended September 30, 2022, our net loss was $91.0 million. As of September 30, 2022, we had an accumulated deficit of $505.7 million. We do not expect to generate revenue from sales of any products for the foreseeable future, if at all.
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
Equity Financing
In August 2021, we filed a Registration Statement on Form S-3 (the “2021 Shelf Registration Statement”) with the SEC for the registration of common stock, preferred stock, debt securities, warrants and/or units or any combination thereof in the aggregate amount of up to $200.0 million for a period of up to three years from the date of effectiveness.
In May 2022, we entered into a securities purchase agreement (the "Purchase Agreement") with the purchasers named therein (collectively, the "Purchasers"). Pursuant to the Purchase Agreement, we agreed to issue and sell to the Purchasers in a registered direct offering an aggregate of 54,246,358 shares of common stock, at a purchase price of $1.46 per share, pursuant to the 2021 Shelf Registration Statement and a related prospectus supplement filed with the SEC. The closing of the offering occurred on May 27, 2022. The placement generated gross proceeds of $79.2 million. There were no underwriting or placement fees associated with the transaction. See “Liquidity and Capital Resources" and Note 10 - Stockholders' Equity to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding our equity financing.

In July 2022, we entered into an “at-the-market” offering sales agreement with Cowen and Company, LLC ("Cowen") (the "2022 ATM") providing for the offering, issuance and sale of up to $75.0 million of common stock under the 2021 Shelf Registration Statement. We sold 475,000 shares of our common stock under the 2022 ATM during the three and nine months ended September 30, 2022. These shares were sold at a weighted average price per share of $2.06 for aggregate net proceeds of $0.7 million, after deducting commissions and offering costs. As of September 30, 2022, $74.0 million remained available to be sold under the 2022 ATM.
Debt Financing
In June 2021, we amended our loan and security agreement with K2 HealthVentures LLC and others (collectively, "K2HV"). The aggregate principal borrowings available under the amended agreement are $45.0 million, all of which we have drawn down to date. During our debt covenant compliance review applicable to periods in the third quarter of 2022, we identified non-compliance with certain provisions of the loan agreement which constituted Events of Default (as defined in the Amended Credit Facility). K2HV agreed to waive all identified Events of Default including their right to default interest, ability to terminate the loan facility and ability to accelerate repayment of all outstanding loans in full. In connection with such waiver, we amended certain terms of the loan agreement and related warrant to purchase up to 139,770 shares of our common stock (the "Warrant"), including accelerating payment of the $2.16 million final payment owed under the loan facility to December 2022, increasing the number of warrants and decreasing the warrant price, and decreasing the conversion price on the $5.0 million of loan principal which the lender may elect to convert into shares of our common stock. See “—Liquidity and Capital Resources" and Note 7 - Loan and Security Agreements to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding our debt facility.
Impact of COVID-19

The ongoing COVID-19 pandemic has had, and for an extended period of time is expected to have, substantial impacts around the world and is affecting our employees, communities, clinical trial sites and business operations, as well as the U.S. economy and international financial markets. Our ability to continue to operate without any significant negative impacts will, in part, depend on our ability to protect our employees and our supply chain. Since the start of the pandemic, we have endeavored to follow recommended actions of government and health authorities to protect our employees with particular measures in place for those working in our laboratories, such as staggered work shifts and flexible schedules, and telecommuting for office workers. We continue working with our contract manufacturing organizations ("CMOs") to minimize delays and disruptions to scheduled manufacturing runs for our product candidates and to ensure conformity to product specifications.
The COVID-19 pandemic has in the past impacted and may in the future impact our enrollment of new patients into, and the retention of existing patients in, our ongoing and any new clinical trials, due primarily to lower patient participation. We have taken steps to follow local and national guidelines for clinical research sites, are in close contact with our contract research organizations ("CROs") to ensure patient safety, and have prioritized our drug supply operations. We are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical development activity.
The extent to which the COVID-19 pandemic, and related global events and market impacts, affect our business and finances will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the emergence of new variants, whether travel restrictions and social distancing efforts are lifted or reinstated in the United States, the United Kingdom and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, the United Kingdom and other countries to contain and treat the disease. See “Risk Factors — The COVID-19 pandemic has adversely impacted and may continue to adversely impact our business, including our preclinical studies and clinical trials, and finances” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Financial Operations Overview
Revenue
We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. As discussed in Note 3 - ALJ Collaborative Agreement to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we have entered into a collaboration agreement that will result in the recognition of $7.5 million of revenue upon regulatory approval of EDP1815 in certain designated markets. If our development efforts for our current product candidates or additional product candidates that we may develop in the future are successful and result in marketing approval or if we enter into additional collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.
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
At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales or licensing of our product candidates. This is due to the numerous risks and uncertainties associated with drug development, including without limitation the uncertainty of:
•our ability to add and retain key research and development personnel;
•our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates;
•our ability to obtain regulatory approval to conduct registration trials;
•our successful enrollment and completion of clinical trials;
•any delays in clinical trials, including as a result of the COVID-19 pandemic or other health crisis;
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
•the terms and timing of any collaboration, license or other similar arrangement, including the terms and timing of any milestone payments thereunder;
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
A change in any of these or other variables with respect to the development of any of our current or future product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. We expect our research and development expenses to increase at least over the next several years as we continue to implement our business strategy, advance our current programs, expand our research and development efforts, seek regulatory approvals for any product candidates that successfully complete clinical trials, identify and develop additional product candidates and incur expenses associated with hiring additional personnel to support our research and development efforts.

General and Administrative Expenses
General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate, business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; other professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; administrative travel expenses; facility-related expenses, which include depreciation costs and allocated expenses for rent, maintenance of facilities and other operating costs; and other costs associated with operating a public company including investor relations and board related fees and expenses.
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
Interest Expense, Net
Interest expense, net primarily consists of interest expense incurred on our debt offset by interest earned on our cash and cash equivalents. During the three and nine months ended September 30, 2022 and 2021, interest expense, net consisted primarily of interest at the stated rate on borrowings under our loan and security agreements, amortization of deferred financing costs and interest expense related to the accretion of debt discount offset by interest earned on institutional money market instruments.
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
Other Miscellaneous Expense, Net
Other miscellaneous expense, net for the three and nine months ended September 30, 2022 and 2021 primarily consists of government grants related to our operations in the United Kingdom and foreign currency exchange losses.
Income Taxes
Income tax expense for the three and nine months ended September 30, 2022 and 2021 reflects the provision for income taxes at our wholly owned UK subsidiary.
Since our inception in 2014, we recorded no U.S. federal or state income tax benefits for the net losses we incurred or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
Our statement of operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 is as follows (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$21,928	$22,599	$(671)
General and administrative	7,126	10,111	(2,985)
Total operating expenses	29,054	32,710	(3,656)
Loss from operations	(29,054)	(32,710)	3,656
Other income (expense):
Interest expense, net	(788)	(1,023)	235
Other miscellaneous income (expense), net	(615)	159	(774)
Total other expense, net	(1,403)	(864)	(539)
Loss before income taxes	(30,457)	(33,574)	3,117
Income tax expense	(107)	(156)	49
Net loss	$(30,564)	$(33,730)	$3,166

Net Loss
Net loss for the three months ended September 30, 2022 was $30.6 million, compared to $33.7 million for the three months ended September 30, 2021. The lower current-quarter net loss of $3.2 million was primarily the result of lower operating expenses. The $3.7 million decrease in total operating expenses was the result of a $0.7 million decrease in research and development and a $3.0 million decrease in general and administrative expenses.
Research and Development Expenses
Our research and development expenses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 are as follows (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Inflammation programs	$12,624	$10,014	$2,610
Oncology programs	(222)	501	(723)
Personnel costs	5,130	6,371	(1,241)
Stock-based compensation	1,694	2,053	(359)
Platform expenses	2,702	3,660	(958)
Total research and development expenses	$21,928	$22,599	$(671)

Research and development expenses were $21.9 million for the three months ended September 30, 2022, compared to $22.6 million for the three months ended September 30, 2021. The overall decrease of $0.7 million was driven by a reduction in our personnel costs and stock-based compensation, platform expenses, as well as completion of the EDP1503 and other oncology-related spending. The increased expense of $2.6 million in inflammatory programs was driven by the ramp up of the EDP1815 Phase 2 Atopic Dermatitis and EDP2939 trials, as well as an immunopharmacology study of EDP1815, partially offset by completion of the EDP1815 Phase 2 Psoriasis and EDP1815 Phase 1b trials, and closeouts of the EDP1867 and EDP1815 COVID-19 programs. Overall, we expect that our research and development expenses will increase in the foreseeable future as we continue our clinical trials for our product candidates, including EDP1815 and EDP2939, initiate new clinical trials, potentially expand into additional therapeutic areas, continue discovery and development efforts for additional product candidates, hire additional research and development personnel and seek to increase manufacturing capabilities.

General and Administrative Expenses
Our general and administrative expenses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 are as follows (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Personnel costs	$3,185	$3,759	$(574)
Stock-based compensation	1,769	2,388	(619)
Professional fees	1,133	2,316	(1,183)
Facility costs, office expense and other	1,039	1,648	(609)
Total general and administrative expenses	$7,126	$10,111	$(2,985)

General and administrative expenses were $7.1 million for the three months ended September 30, 2022, compared to $10.1 million for the three months ended September 30, 2021. The decrease of $3.0 million was primarily driven by a $0.6 million decrease in personnel costs and lower stock-based compensation costs of $0.6 million. Additionally, professional fees decreased by $1.2 million, resulting from higher consulting fees for strategy and accounting services in the prior year.
Total Other Expense, Net
Total other expense, net for the three months ended September 30, 2022 was $1.4 million compared to $0.9 million for the three months ended September 30, 2021. The $0.5 million increase in other expense was primarily the result of unfavorable market value changes to cash held in foreign currencies.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Our statement of operations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$62,470	$64,762	$(2,292)
General and administrative	24,909	23,075	1,834
Total operating expenses	87,379	87,837	(458)
Loss from operations	(87,379)	(87,837)	458
Other income (expense):
Interest expense, net	(2,835)	(2,602)	(233)
Loss on extinguishment of debt	—	(3,226)	3,226
Other miscellaneous income (expense), net	(386)	472	(858)
Total other expense, net	(3,221)	(5,356)	2,135
Loss before income taxes	(90,600)	(93,193)	2,593
Income tax expense	(386)	(331)	(55)
Net loss	$(90,986)	$(93,524)	$2,538

Net Loss
Net loss for the nine months ended September 30, 2022 was $91.0 million, compared to $93.5 million for the nine months ended September 30, 2021. The lower year-to-date net loss of $2.5 million was the result of a $3.2 million loss on the extinguishment of debt realized last year-to-date but not similarly recognized this year, and a decline of $0.5 million in total operating expenses offset by an increase in other expenses. Of our total operating expenses, research and development expenses decreased $2.3 million while general and administrative expenses increased $1.8 million. Excluding last year's loss on extinguishment of debt, total other expense, net increased $1.1 million, consisting of a $0.2 million increase in interest expense and a $0.9 million decrease in other miscellaneous income (expense).
Research and Development Expenses
Our research and development expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 are as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Inflammation programs	$30,011	$30,281	$(270)
Oncology programs	69	2,226	(2,157)
Personnel costs	17,182	16,696	486
Stock-based compensation	5,431	5,925	(494)
Platform expenses	9,777	9,634	143
Total research and development expenses	$62,470	$64,762	$(2,292)

Research and development expenses were $62.5 million for the nine months ended September 30, 2022, compared to $64.8 million for the nine months ended September 30, 2021. The overall decrease of $2.3 million was driven by the completion of the EDP1503 program and other oncology-related spend, completion of inflammation programs for EDP1815 Phase 2 Psoriasis and EDP1815 Phase 1b trials, and closeouts of the EDP1867 and EDP1815 COVID-19 programs. The decrease in spending for the completed inflammation programs was offset by the ramp up of the EDP1815 Phase 2 Atopic Dermatitis and EDP2939 programs, as well as an immunopharmacology study of EDP1815. Investment for our platform expenses to support our early stage and preclinical candidates and personnel costs remained relatively stable in an effort to control costs, where possible. Overall, we expect that our research and development expenses will increase in the foreseeable future as we continue our clinical trials for our product candidates, including EDP1815 and EDP2939, initiate new clinical trials, potentially expand into additional therapeutic areas, continue discovery and development efforts for additional product candidates, hire additional research and development personnel and seek to increase manufacturing capabilities.
General and Administrative Expenses
Our general and administrative expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 are as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Personnel costs	$10,453	$8,430	$2,023
Stock-based compensation	6,306	5,552	754
Professional fees	4,420	5,378	(958)
Facility costs, office expense and other	3,730	3,715	15
Total general and administrative expenses	$24,909	$23,075	$1,834

General and administrative expenses were $24.9 million for the nine months ended September 30, 2022, compared to $23.1 million for the nine months ended September 30, 2021. The increase of $1.8 million was primarily driven by a $2.8 million increase in personnel-related costs, which includes stock-based compensation. We recognized higher costs earlier in the year for additional resources hired to support pre-commercial, financial and legal activities. The $1.0 million decrease in professional fees is primarily related to strategy consulting activities during the prior year.

Total Other Expense, Net
Total other expense, net for the nine months ended September 30, 2022 was $3.2 million compared to $5.4 million for the nine months ended September 30, 2021. The $2.1 million decrease in other expense was primarily driven by a $3.2 million one-time loss on debt extinguishment realized in 2021, not similarly realized this year. Offsetting, interest expense increased by $0.2 million as a result of higher outstanding principal balances on our debt facility and $0.9 million resulting from unfavorable market value changes to cash held in foreign currencies.
Liquidity and Capital Resources
We have incurred losses and have generated negative operating cash flows since our inception, and anticipate that we will continue to incur losses for at least the next several years. As of December 31, 2021, we had an accumulated deficit of $414.7 million and have incurred an additional net loss of approximately $91.0 million for the nine months ended September 30, 2022. To date, we have financed our operations primarily with proceeds from public and private offerings of our common stock, sales of our convertible preferred stock to our equity investors (since redeemed) and borrowings under our debt facilities. As of September 30, 2022, we had cash and cash equivalents of $69.1 million and an accumulated deficit of $505.7 million.

During the nine months ended September 30, 2022, we sold no securities under the 2019 Shelf Registration Statement and sold no shares of common stock under the 2019 ATM. During the nine months ended September 30, 2022, we sold 54,246,358 shares of common stock in our May 2022 registered direct offering under the 2021 Shelf Registration Statement for gross proceeds of $79.2 million. There were no associated underwriting or placement fees. During the nine months ended September 30, 2022, we sold 475,000 shares of common stock under the 2022 ATM for gross proceeds of $1.0 million. Legal, professional services and stock transfer fees totaled $0.2 million.
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
On June 16, 2021 (the "Amended Credit Facility Effective Date"), we further amended the 2019 Credit Facility (as so amended, the “Amended Credit Facility”), pursuant to which (i) the existing $15.0 million third tranche commitment was replaced and superseded with a new $15.0 million fourth tranche commitment, which we drew down on June 16, 2021, (ii) K2HV may convert up to $5.0 million of outstanding principal of the Loans (as defined in the Amended Credit Facility) into shares of our common stock, (iii) the interest-only period is extended through February 28, 2023, with the first amortization payment on March 1, 2023, (iv) an election (which we elected on December 22, 2021) was included allowing us to adjust the amortization schedule to be based on a 30-month repayment period, and upon final payment or prepayment of the loans we were required to pay a final payment (the "Final Payment") equal to 4.8% of the aggregate original principal amount of the loans borrowed, and (v) at our election, we may prepay the loans, subject to a prepayment fee of 2% of the amount prepaid if such prepayment occurs no later than the 18-month anniversary of the Amended Credit Facility Effective Date, or if the prepayment occurs after the 18-month anniversary of the Amended Credit Facility Effective Date but prior to the maturity date, 1% of the amount prepaid. As of June 30, 2022, we had no remaining available borrowings under the Amended Credit Facility.
During our debt covenant compliance review applicable to periods in the third quarter of 2022, we identified certain Events of Default resulting from non-compliance with certain provisions of the Amended Credit Facility. Subsequent to September 30, 2022, K2HV agreed to waive all identified Events of Default, thereby waiving its right to default interest and its ability to terminate the facility and accelerate repayment of all outstanding loans in full. In connection with such waiver, on November 14, 2022, we and K2HV entered into a modification letter to the Amended Credit Facility whereby we agreed, among other things, to accelerate the Final Payment of $2.16 million such that it will become payable on December 12, 2022 (it would have otherwise been due at maturity, at the time of a refinancing, or at the time of payment of final principal).
Other than the Final Payment noted above, our debt obligation to K2HV currently consists of interest-only payments. Beginning in the first quarter of 2023, in addition to our interest payment obligation, we are obligated to begin principal repayments. We currently have insufficient cash reserves to meet the entirety of our scheduled debt repayment obligation to K2HV. The repayment obligation begins in March 2023 with payments of principal and interest continuing through August 2024. See Note 7 - Loan and Security Agreements. We intend to raise additional capital through public offerings of common stock, private financing of debt or equity, and / or the pursuit of strategic partnerships, licensing arrangements or collaborations sufficient to enable us meet our obligation to K2HV, however, we cannot be certain that we will be able to do so.
We anticipate continuing increases in U.S. interest rates will result in both higher interest income and interest expense, but we are unable to anticipate with any certainty the future net effect to our consolidated net loss and resulting cash flows from operating activity.
As of September 30, 2022, our principal source of liquidity is cash and cash equivalents, which totaled $69.1 million. Based on our current operating plans, we expect that our existing cash and cash equivalents as of September 30, 2022 will be sufficient to enable us to fund operating expenses and capital expenditure requirements late into the second quarter of 2023. We base these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.
Based on our current operating plan, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements appearing within this Quarterly Report on Form 10-Q. To finance our operations beyond that point, we will need to raise additional capital. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least one year from the date of the issuance of our unaudited condensed consolidated financial statements for the period ended September 30, 2022. We intend to obtain additional funding through available financing sources which may include additional public offerings of common stock, private financing of debt or equity, and / or the pursuit of strategic partnerships, licensing arrangements or collaborations to fund our future operations and remain as a going concern. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which has in the past and may in the future be significant. See Note 1 - Organization to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our assessment. Until such time as we can generate revenue from product sales, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and potential collaborations, license and development agreements.
Cash Flows
Our total cash, cash equivalents and restricted cash increased by $0.5 million during the nine months ended September 30, 2022 to $70.2 million. Our statements of cash flows for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(78,045)	$(68,879)
Net cash used in investing activities	(394)	(1,956)
Net cash provided by financing activities	79,916	97,666
Effect of exchange rate changes on cash and cash equivalents	(1,022)	—
Net increase in cash, cash equivalents and restricted cash	$455	$26,831

Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2022 was $78.0 million, driven primarily by our net loss of $91.0 million. This was partially offset by non-cash charges consisting of stock-based compensation expense of $11.7 million, depreciation expense of $1.5 million, non-cash lease expense of $2.2 million, and non-cash interest expense of $0.2 million. The change in operating assets and liabilities account for $3.9 million of cash used in operations.
We anticipate continuing increases in U.S. interest rates will result in both higher interest income and interest expense, but we are unable to anticipate with any certainty the future net effect to our consolidated net loss and resulting cash flows from operating activity.
Net cash used in operating activities for the nine months ended September 30, 2021 was $68.9 million driven primarily by our net loss of $93.5 million. This was partially offset by non-cash charges, including a loss of $3.2 million for early extinguishment of debt, stock-based compensation expense of $11.5 million, depreciation expense of $1.7 million, non-cash lease expense of $1.4 million, and non-cash interest expense of $0.2 million. The change in operating assets and liabilities account for $6.7 million of cash provided by operations.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 was $0.4 million, consisting of the purchase of capital equipment.
Net cash used in investing activities for the nine months ended September 30, 2021 was $2.0 million, consisting of the purchase of capital equipment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 was $79.9 million, consisting of net proceeds from the issuance of common stock and the exercise of stock options.
Net cash provided by financing activities for the nine months ended September 30, 2021 was $97.7 million, consisting of $82.9 million in proceeds from the issuance of common stock and the exercise of stock options, net of issuance cost, and the net proceeds from the issuance of long-term debt of $14.8 million.
We currently have insufficient cash reserves to meet the entirety of our debt repayment obligation to K2HV. See Note 7 - Loan and Security Agreements. We intend to raise additional capital through public offerings of common stock, private financing of debt or equity, and / or the pursuit of strategic partnerships, licensing arrangements or collaborations sufficient to enable us meet our obligation to K2HV,
Recent Accounting Pronouncements
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
Except as described in Part I, Item 4 - Controls and Procedures and Note 2 - Summary of Significant Accounting Policies, there were no material changes to our critical accounting policies in the three and nine months ended September 30, 2022 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2021 Annual Report.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined under 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Following such evaluation, due to the material weakness previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2021 and the material weakness identified in the third quarter of 2022, in each case as further described below, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022.
Material Weaknesses
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
During our review of debt covenant compliance applicable to periods in the third quarter of 2022, we identified instances of non-compliance with provisions of the Amended Credit Facility, which resulted in events of default that were not identified on a timely basis. When identified, corrective actions were taken in respect of these defaults, and we obtained waivers from the lender in relation to these matters. While these defaults were identified through our compliance procedures, they were not prevented nor identified on a timely basis. We have, therefore, concluded that there is a material weakness in our internal controls over financial reporting, as our controls over debt covenant monitoring and compliance were not operating with sufficient precision and timeliness.
No material financial statement misstatements were identified in relation to either material weakness in our internal control over financial reporting. Based on additional procedures and post-closing review, management concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Remediation Plan
Our management, under the supervision of our principal executive officer and principal financial officer, previously adopted and have continued implementing a plan to remediate the material weaknesses. In relation to the previously disclosed material weakness respecting the preparation of financial statements, those actions primarily include hiring additional accounting and finance personnel with appropriate technical accounting and financial reporting experience, such as our new Chief Financial Officer who joined in September 2022, and enhancing our internal review procedures during the financial statement close process. In relation to the material weakness over debt covenant compliance and monitoring controls, remedial actions have been implemented and continue to be enhanced which include increasing management oversight, increasing training and understanding of personnel involved in covenant obligation compliance, and improving the compliance, monitoring, documentation and reporting processes.
Changes in Internal Control over Financial Reporting
Except for the recently identified material weakness in relation to controls over debt covenant compliance matters and the on-going remediation efforts described above taken to address the previously disclosed material weakness regarding our preparation of financial statements, there was no change in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claim or proceeding, regardless of the merits, is inherently uncertain. We are not subject to any material legal proceedings.
On February 12, 2021, the European Patent Office issued a Communication of a Notice of Opposition for European patent EP 3223834, which is held by us. In July 2021, we filed our reply to the Notice of Opposition. In January 2022, the European Patent Office issued a preliminary opinion and a summons to oral proceedings. We filed our final written submission in July 2022, and the oral proceedings were held on September 14, 2022. The Opposition Board maintained claims that we presented in an auxiliary request in the oral proceedings. The deadline to appeal the Opposition Board’s decision is December 14, 2022. The patent at issue does not relate to any of our current product candidates, and any subsequent appeal is not expected to affect any of our current development plans.
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
Since inception, we have incurred significant operating losses. Our net loss was $91.0 million and $93.5 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $505.7 million. As noted below, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Through September 30, 2022, we have financed our operations through proceeds from equity offerings of our common stock, private placements of our since redeemed preferred stock and borrowings under loan and security agreements. We have devoted substantially all of our financial resources and efforts to developing our platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We are in the early stages of developing our product candidates, and we have not completed the development of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we, without limitation:
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

In addition, we anticipate that our expenses will increase substantially if we experience any delays or encounter any issues with any of the above, including but not limited to failed studies or trials, complex results, safety issues or other regulatory challenges.
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
Based on our current operating plans, we expect that our existing cash and cash equivalents as of September 30, 2022 will be sufficient to enable us to fund operating expenses and capital expenditure requirements late into the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
•    our ability to refinance our existing debt and to do so on acceptable terms;
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
Since our inception in 2014, we have devoted substantially all of our resources to identifying and developing our product candidates, building our intellectual property portfolio, process development and manufacturing function, planning our business, raising capital and providing general and administrative support for these operations. All of our product candidates are in clinical or preclinical development. We have not yet demonstrated our ability to successfully complete a Phase 3 or other pivotal clinical trial, obtain regulatory approvals to commercialize a product, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.
We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
We will be forced to delay or reduce the scope of our development programs, reduce our research and development costs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of September 30, 2022, we had $69.1 million in cash and cash equivalents. Based on our available cash resources, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements appearing within this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements for the quarter ended September 30, 2022 were issued. Nevertheless, our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which may be significant. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue our product development programs or commercialization efforts.
The terms of our loan and security agreements place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

Our loan and security agreement dated July 19, 2019 (as amended prior to June 16, 2021, the "2019 Credit Facility") with K2HV for $45.0 million was secured by a lien covering substantially all of our personal property, excluding intellectual property.
On June 16, 2021 (the "Amended Credit Facility Effective Date"), we further amended the 2019 Credit Facility (as so amended, the “Amended Credit Facility”), pursuant to which (i) the existing $15.0 million third tranche commitment was replaced and superseded with a new $15.0 million fourth tranche commitment, which we drew down on June 16, 2021, (ii) K2HV may convert up to $5.0 million of outstanding principal of the Loans (as defined in the Amended Credit Facility) into shares of our common stock, (iii) the interest-only period is extended through February 28, 2023, with the first amortization payment on March 1, 2023, (iv) there was included an election (which we elected on December 22, 2021) to adjust the amortization schedule to be based on a 30-month repayment period, and upon final payment or prepayment of the loans we were required to pay a Final Payment equal to 4.8% of the aggregate original principal amount of the loans borrowed, and (v) at our election, we may prepay the loans, subject to a prepayment fee of 2% of the amount prepaid if such prepayment occurs no later than the 18-month anniversary of the Amended Credit Facility Effective Date, or if the prepayment occurs after the 18-month anniversary of the Amended Credit Facility Effective Date but prior to the maturity date, 1% of the amount prepaid.
In connection with a waiver obtained from K2HV related to certain events of default, on November 14, 2022, we and K2HV entered into a modification letter to the Amended Credit Facility whereby we agreed, among other things, to: (i) accelerate the Final Payment of $2.16 million such that it will become payable on December 12, 2022 (it would have otherwise been due at maturity, at the time of a refinancing, or at the time of payment of final principal); (ii) amend and restate the Warrant to change the Warrant Price to $2.00 per share and increase the Number of Shares subject to the Warrant to 663,750; and (iii) with respect to the Conversion Option, restate the Conversion Price to $2.00 per share, such that K2HV may now convert up to $5.0 million of loan principal outstanding into up to 2,500,000 shares of our common stock. There is no impact of these agreed amended terms on the financial statements for any periods presented in this Quarterly Report on Form 10-Q, as the amendments are effective subsequent to September 30, 2022.
As of September 30, 2022, the outstanding principal balance under the Amended Credit Facility was $45.0 million. The Amended Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries.
Upon our default under the Amended Credit Facility, K2HV may accelerate all of our repayment obligations and/or exercise all of their other rights and remedies under the Amended Credit Facility and applicable law, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. During the third quarter of 2022 we identified instances of noncompliance with provisions of the Amended Credit Facility, which resulted in events of default that were not identified on a timely basis. There is no certainty that future defaults will not occur or that K2HV (or any then applicable lender) would agree to similar corrective actions as those taken to waive these events of default, not assert their right to accelerate any outstanding loans in full and not charge penalty interest. Future defaults could result in, among other things, immediate acceleration of principal payments under the loan and penalty interest being assessed. Further, if we are liquidated, the lenders’ rights to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. K2HV could declare a default upon the occurrence of any event, among others, that they interpret as a material adverse effect or a change of control as delineated under the Amended Credit Facility, payment defaults, or breaches of covenants thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by K2HV of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
With our current cash resources, we do not expect to be able to meet our future debt repayment obligation to K2HV. In order to meet this obligation, we will need to raise additional capital and / or restructure our existing debt, which may be on unfavorable terms.
The K2HV debt repayment obligation begins in March 2023 with payments of principal and interest continuing through August 2024. See Note 7 - Loan and Security Agreements. As our current cash resources are insufficient to meet these principal and interest obligations, we will need to raise additional capital and / or restructure the existing debt obligation on new terms which may be less favorable than the existing terms, if available at all. Such new terms, if available, may include additional encumbrances placed on our assets, incremental dilutive conversion features, the imposition of more restrictive covenants or other onerous conditions.

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
We are using our technology platform to harness the small intestinal axis, with an initial focus on developing therapies in immunology, specifically inflammatory diseases, and also oncology. While we believe our preclinical studies and clinical trials to date have validated our platform to a degree, we are at an early stage of development and our platform has not yet, and may never lead to, approvable or marketable products. We are developing product candidates and possible additional product candidates that we intend to use to potentially treat broader immunological diseases, respiratory diseases, neuro-inflammation and degeneration, liver diseases, type I diabetes, food allergy, neurobehavior, cardiovascular disease and diseases of metabolism. We may have problems applying our technologies to these other areas, and our new product candidates may not demonstrate a comparable ability in treating disease as our initial product candidates. Even if we are successful in identifying additional product candidates, they may not be suitable for clinical development as a result of our inability to manufacture more complex oral biologics, limited efficacy, unacceptable safety profiles or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. The success of our product candidates will depend on several factors, including the following:
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
All of our product candidates are based on targeting SINTAX, the small intestinal axis. We have not, nor to our knowledge has any other company, received regulatory approval for an oral therapeutic based on this approach. We cannot be certain that our approach will lead to the development of approvable or marketable products. In addition, our product candidates may have different safety profiles and efficacy in various indications. Finally, the FDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of products based on singe strains of microbes or extracellular vesicles, which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent commercialization of our product candidates.
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
•    regulatory authorities may require the addition of labeling statements, such as a "black box" warning or a contraindication;
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
In addition, we cannot be certain as to the type and number of clinical trials the FDA or similar foreign regulatory authorities will require us to conduct before we may successfully gain approval, referred to as licensure with respect to biological products in the United States, to market any of our product candidates. Requirements for us to conduct more or more complex clinical trials than we anticipate for a given product candidate could cause us to incur significant development costs, delay or prevent the commercialization of our products or otherwise adversely affect our business.
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
•    we may have to, or regulators or IRBs may require that we or our investigators, suspend or terminate clinical trials of our product candidates for various reasons, including noncompliance with regulatory requirements or a finding that patients are being exposed to unacceptable health risks;
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
Further, conducting clinical trials in foreign countries, as we have and may continue to do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to the clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.
Our product development costs will increase if we experience delays in clinical testing or in obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates, if approved, and harming our business and results of operations.
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
It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trial approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK. In addition, the UK Government has proposed to repeal the majority of this retained EU law by the end of 2023, which may lead to further regulatory uncertainty.
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
The ongoing pandemic caused by the novel coronavirus disease, COVID-19, and government measures taken in response had and continue to have a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and some facilities and production have been suspended. In response to the spread of COVID-19, we adopted and continue to employ several flexible business practices, including telecommuting and staggered work shifts in our laboratories, to protect our employees while continuing business operations. In addition, due to the COVID-19 pandemic, enrollment of new patients into, and the retention of existing patients in, our clinical trials have been and may in the future be impacted due primarily to lower patient participation. As a result of the ongoing COVID-19 pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials and finances, including:
•    delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•    delays or difficulties in enrolling or retaining patients in our clinical trials;
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
We have conducted and may continue to conduct clinical trials outside the United States for our product candidates. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone, unless: (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection, if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction in a timely manner or at all.
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
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation and requirements by the FDA and other regulatory agencies in the United States, EU and United Kingdom, by legislative bodies in the EU and EU member states and by other regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate in any jurisdiction will prevent us from commercializing the product candidate in that jurisdiction and may affect our plans for commercialization in other jurisdictions as well. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and we expect to rely on third parties to assist us in this process.
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
We may seek fast track designation for some of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for this condition, the drug or biologic sponsor may apply for FDA fast track designation. Fast track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development in addition to the potential for rolling review once a marketing application is filed. The FDA has broad discretion whether or not to grant this designation, and even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Fast track designation does not assure ultimate approval by the FDA. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from the product development program. Additionally, similar considerations and concerns exist with respect to the pursuit of expedited regulatory approval pathways in jurisdictions outside of the U.S.
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
The ability of the FDA and comparable foreign regulatory authorities to review and/or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s and comparable foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and comparable foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and comparable foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies such as the EMA, following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of domestic and foreign manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA began conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities, in circumstances where the FDA determines that such remote evaluation would be appropriate based on mission needs and travel limitations. In July 2021, the FDA resumed standard inspectional operations of domestic facilities. Since that time, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates, as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for the commercial manufacture, if any, of our product candidates that may receive marketing approval. Reliance on third parties for the manufacture of our product candidates increases the risk that we will not have sufficient quantities of our product candidates on a timely basis or at all, or that such quantities will be available at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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
Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We may not, and may not be able to, have arrangements in place for redundant sources of all clinical supplies for both drug substance and drug product. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products could delay, prevent or impair our development and commercialization efforts. Moreover, as a result of the COVID-19 pandemic, third-party manufacturers may be affected, which could disrupt their activities and, as a result, we could face difficulties and delays in the manufacture of our product candidates, which may negatively affect our preclinical and clinical development activities.
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
Our current product liability insurance coverage and any product liability insurance coverage that we acquire in the future may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to acquire or maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
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
Additionally, the EU pharmaceutical legislation is currently undergoing a complete review process in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. A proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is expected to be adopted by the European Commission between the end of 2022 and early in the second quarter of 2023. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (which is not expected before the end of 2024), may have a significant impact on the pharmaceutical industry in the long term.
Any product candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.
Any product candidate for which we may obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to the continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP and similar requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We and our contract manufacturers will also be subject to continual review and periodic inspections to assess compliance with cGMP and similar requirements. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.
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
Noncompliance with similar EU requirements regarding safety monitoring or pharmacovigilance can also result in significant financial penalties. Furthermore, failure to comply with U.S. and foreign regulatory requirements regarding the development of products for pediatric populations and the protection of personal health information can also lead to significant penalties and sanctions.
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
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we may obtain marketing approval. Our future arrangements with third-party payors, physicians and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal, state, local and foreign healthcare laws and regulations include the following:
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

•    the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), teaching hospitals and ownership and investment interests held by physicians and their immediate family members. Manufacturers are required to submit reports to the government by the 90th day of each calendar year; and
•    analogous state, local and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to our business practices, including but not limited to: research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. State laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, pricing information or marketing expenditures.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ Medicaid Drug Rebate Program rebate liability is capped at 100% of the average manufacturer price for a covered outpatient drug. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for our products.
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
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined. Individual states in the United States have become increasingly active in implementing regulations designed to contain pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.
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
We may be subject to the UK Bribery Act 2010 (the "Bribery Act"), the U.S. Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"), and other anti-corruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations.
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
•    regulating the export of our products, services, and technology from the United States and abroad;
•    increasing our costs and the time necessary to obtain required authorizations and to ensure compliance; and
•    threat of monetary fines and other penalties for non-compliance.
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
Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our proprietary technology and product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.
The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist or may arise in the future, such as with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, financial condition and operating results.
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
Moreover, other parties may have developed or may develop technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming similar methods or by claiming subject matter that could dominate our patent position. In addition, the standards that the United States Patent and Trademark Office ("USPTO") and other jurisdictions use to grant patents are not always applied predictably or uniformly and can change. Similarly, the ultimate degree of protection that will be afforded to biotechnology inventions, including ours, in the United States and other jurisdictions remains uncertain and is dependent upon the scope of the protection decided upon by patent offices, courts and lawmakers.
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
We may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in derivation, reexamination, inter partes review, ex partes reexamination, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. For example, in February 2021, the European Patent Office informed us of a notice of opposition by a third party for a patent issued to us. Oral proceedings were held in September 2022, and the Opposition Board maintained claims that we presented in an auxiliary request. The deadline to appeal the Opposition Board’s decision is in December 2022. The patent at issue does not relate to any of our current product candidates.
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
In addition, the U.S. government requires that any therapeutics embodying any invention generated through the use of U.S. government funding be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. Absent a waiver, this preference for U.S. manufacturers could limit our ability to sell our product candidates in the United States, since our product candidates currently are manufactured in part outside of the United States.
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
As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. Patent reform legislation in the United States, including the Leahy-Smith America Invents Act (the "Leahy-Smith Act") signed into law on September 16, 2011, could increase those uncertainties and costs. The Leahy-Smith Act included a number of significant changes to U.S. patent law. These changes included provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act transformed the U.S. patent system into a “first to file” system. The first-to-file provisions became effective on March 16, 2013. The Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.
In addition, U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. From time to time, the U.S. Supreme Court, other federal courts, the United States Congress or the USPTO, may change the standards of patentability and any such changes could have a negative impact on our business. Additionally, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology.
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
Numerous patents and pending applications are owned by third parties in the fields in which we are developing product candidates, both in the United States and elsewhere. It is also possible that we have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our product candidates or the use of our product candidates. We are aware of several pending patent applications containing one or more claims that could be construed to cover some of our product candidates or technology, should those claims issue in their original form or in the form presently being pursued.
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
Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. If we are found, or believe there is a risk we may be found, to infringe a third party’s intellectual property rights, we could be required or may choose to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any such license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.
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
In addition, while it is our policy to require our employees, consultants, advisors and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. Similarly, we may be subject to claims that an employee, advisor or consultant performed work for us that conflicts with that person’s obligations to a third party, such as an employer, and thus the third party has an ownership interest in the intellectual property arising out of work performed for us. Although we have no knowledge of any such claims being alleged to date, if such claims were to arise, litigation may be necessary to defend against any such claims.

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
•    natural disasters, political and economic instability including wars, terrorism and political unrest (for example, the ongoing conflict between Russia and Ukraine), outbreak of disease (for example, the COVID-19 pandemic), boycotts, curtailment of trade and other business restrictions;
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

The UK left the EU on January 31, 2020, following which existing EU legislation continued to apply in the UK during a transition period under the terms of the EU-UK Withdrawal Agreement. The transition period provided time for the UK and EU to negotiate a framework for partnership for the future, which was then crystallized in the Trade and Cooperation Agreement (“TCA”) which became effective on January 1, 2021. While the TCA has avoided a “no deal” Brexit scenario, and provides in principle for quota- and tariff-free trading of goods, the new relationship has resulted in the creation of non-tariff barriers (such as increased shipping and regulatory costs and complexities) to the trade of goods between the UK and the EU. Further, the TCA does not provide for the continued free movement of services between the UK and the EU and imposes additional restrictions on the free movement of people between the UK and the EU. The TCA includes provisions affecting pharmaceutical businesses (including on customs and tariffs). In addition, there are some specific provisions concerning pharmaceuticals. These include the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards, and it can be expected that there may be divergent local requirements in the UK from the EU in the future, which may impact clinical and developmental activities that occur in the UK in the future. Significant political and economic uncertainty remains about how much the relationship between the UK and EU will differ as a result of the UK’s withdrawal.
These developments, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. The UK has also experienced significant political instability in 2022, which has seen three different Prime Ministers hold office. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.
The long term effects of Brexit will depend on the implementation and application of the TCA and any other relevant agreements between the UK and the EU. EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new EU legislation will not be applicable in Great Britain. The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicines and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps. There is a possibility that, over time, national laws will be amended and that consequently the regulatory framework in Great Britain will diverge from that of the EU. As of January 1, 2021, the MHRA is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales and Scotland, together, Great Britain. Broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA.

Brexit has resulted in the relocation of the EMA from the UK to the Netherlands. This relocation has caused, and may continue to cause, disruption in the administrative and medical scientific links between the EMA and the MHRA, including delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the EU and/or the UK.
The uncertainty regarding new or modified arrangements between the UK and other countries following the withdrawal may have a material adverse effect on the movement of personnel, goods, information or data between the UK and members of the EU and the United States, including the interruption of or delays in imports into the UK of goods originating within the EU and exports from the UK of goods originating there. For example, shipments into the UK of medical substance manufactured for us in the EU may be interrupted or delayed and thereby prevent or delay the manufacture in the UK of drug product. Similarly, shipments out of the UK of drug product to the United States or the EU may be interrupted or delayed and thereby prevent or delay the delivery of drug product to clinical sites. Such a situation could hinder our ability to conduct current and planned clinical trials and have an adverse effect on our business.
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
We and our service providers are subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption to our product development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and we have also outsourced elements of our information technology infrastructure. Similar events relating to the information technology systems of our third-party service providers and vendors could make us vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information, and we could incur liability and reputational damage. Though immaterial to date and despite stringent precautions, we have in the past experienced, and may in the future experience, the inadvertent disclosure of information by our third party service providers. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business. Furthermore, federal, state, local and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. We may also be exposed to a risk of loss or litigation and potential liability, which could materially and adversely affect our business, results of operations or financial condition and prospects. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.
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
Any incidents where our information is accessed without authorization, is improperly used, or that violate our policies could damage our reputation and our brand and diminish our competitive position. In addition, affected parties or government authorities could initiate legal or regulatory action against us over those incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Concerns over our privacy practices, whether actual or unfounded, could damage our reputation and brand and deter users, advertisers and partners from using our products and services. Any of these occurrences could seriously harm our business.

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
Certain U.S. states have also adopted comparable privacy and security laws and regulations which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California has enacted the California Consumer Privacy Act (the "CCPA"), which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, the California Privacy Rights Act (the “CPRA”) was recently enacted in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in other states including Virginia, Utah, Connecticut and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States.
We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, the General Data Protection Regulation (the “GDPR”), which became effective in May 2018, imposes stringent data protection requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR prohibits the transfer of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place. In July 2020, the Court of Justice of the European Union (the “CJEU”) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. The European Commission published revised SCCs for data transfers from the EEA on June 4, 2021. The revised clauses must be used for relevant new data transfers from September 27, 2021 onward; existing SCC arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom. The United Kingdom’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the United Kingdom under the United Kingdom GDPR (“UK GDPR”). This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. We will be required to implement the revised SCCs, in relation to relevant existing contracts and certain additional contracts and arrangements, within the relevant time frames. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. These recent developments are likely to require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers to/ in the United States. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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
Also, the anticipated benefit of any acquisition may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of additional debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures or acquisitions, or the effect that any such transactions might have on our operating results.
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
•    any adverse changes to our relationships with third party contractors or manufacturers;
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. The identification of any material weakness could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.
Our failure to maintain effective control over financial reporting and disclosure controls and procedures could result in errors in our financial statements, our failure to meet our reporting obligations, reduce investor confidence and adversely impact our stock price.
As a public company, we are required to maintain effective disclosure controls and procedures and internal control over financial reporting, and to report any material weaknesses in such internal controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In October 2021, we identified a material weakness relating to an insufficient process for confirming final approvals for the release of reviewed and approved documentation prior to filing such documentation with the SEC. This material weakness did not result in any financial statement modifications, and there were no changes to our previously disclosed financial results. Additionally, in connection with the preparation of our financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 which we filed with the SEC on March 24, 2022, we identified a different material weakness relating to the review of certain financial transactions and the preparation and review of account reconciliations which were not performed using a sufficient level of precision and accuracy. This material weakness did not result in any financial statement modifications, and there were no changes to our previously disclosed financial results. In the third quarter of 2022, we identified instances of non-compliance with provisions of the Amended Credit Facility which resulted in events of default that were not identified or prevented on a timely basis. We, therefore, concluded that there was a material weakness in our internal controls over financial reporting, as our controls over debt covenant monitoring and compliance were not operating with sufficient precision and timeliness. This material weakness did not result in any financial statement modifications, and there were no changes to our previously disclosed financial results. The remediation efforts that we take to address a material weakness need to be completed and operating effectively for a sufficient period of time before we are able to deem such material weakness fully remediated. See Part I, Item 4 “Controls and Procedures” for additional information about the material weakness and our remediation efforts.
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
Various macroeconomic factors could adversely affect our business and financial condition, including changes in inflation, interest rates and foreign currency exchange rates specifically, and overall economic conditions and uncertainties generally. For instance, if inflation and the resulting increase in interest rates, such as that recently observed in the U.S. and elsewhere, or other factors were to significantly increase costs generally, it may increase our product candidate development and other operating costs, having an adverse effect on our cash flows and results of operations.
Additionally, our results of operations could be adversely affected by general conditions in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers, if any, to delay making payments for our services.
In addition, military conflict such as that between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the U.S., the EU or Russia (for example, potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, our CMOs and other third parties with which we conduct business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered equity securities during the nine-month period ended September 30, 2022.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 1.01 “Entry into a Material Definitive Agreement” and Item 3.02 “Unregistered Sale of Equity Securities.”

As previously disclosed, on June 16, 2021, in connection with the Amended Credit Facility, we issued to K2 HealthVentures Equity Trust LLC, an affiliate of K2HV, a warrant to purchase up to 139,770 shares of our common stock (the "Warrant") at a Warrant Price (as defined in the Warrant) of $13.30 per share. In addition, we provided K2HV the option (the "Conversion Option"), exercisable at any time, to convert at a Conversion Price (as defined in the Amended Credit Facility) of $13.30 per share up to $5.0 million of loan principal outstanding into up to 375,940 shares of our common stock.

In connection with a waiver of certain Events of Default under the Amended Credit Facility, on November 14, 2022, we and K2HV entered into a modification letter (the “Modification Letter”) to the Amended Credit Facility, whereby we agreed, among other things, to: (i) accelerate the Final Payment, equal to 4.8% of the aggregate original principal amount of the loans borrowed, of $2.16 million such that it will become payable on December 12, 2022 (it would have otherwise been due at maturity, at the time of a refinancing, or at the time of payment of final principal); (ii) amend and restate the Warrant (the “Amended and Restated Warrant”) to change the Warrant Price to $2.00 per share and increase the Number of Shares (as defined in the Warrant) subject to the Warrant to 663,750; and (iii) with respect to the Conversion Option, restate the Conversion Price to $2.00 per share, such that K2HV may now convert up to $5.0 million of loan principal outstanding into up to 2,500,000 shares of our common stock.

The warrants and the underlying shares of our common stock described above are being offered and sold in a private placement that is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
The foregoing descriptions of the Modification Letter and the Amended and Restated Warrant are not complete and are qualified in their entirety by reference to the full text of the Modification Letter and the Amended and Restated Warrant, copies of which are filed as Exhibits 10.2 and 4.1, respectively, to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Evelo Biosciences, Inc.	8-K	001-38473	3.1	5/11/2018
3.2	Amended and Restated Bylaws of Evelo Biosciences, Inc.	8-K	001-38473	3.1	3/18/2021
4.1	Amended and Restated Warrant to Purchase Common Stock, dated as of November 14, 2022, issued by Evelo Biosciences, Inc. to K2 HealthVentures Equity Trust LLC					*
10.1#	Offer Letter, dated June 30, 2022, by and between Evelo Biosciences, Inc. and Marella Thorell					*
10.2
Modification Letter, dated as of November 14, 2022, to the Loan and Security Agreement by and among Evelo Biosciences, Inc. and the other borrowers party thereto, the lenders party thereto, K2 HealthVentures LLC, as administrative agent for such lenders, and Ankura Trust Company, LLC, as collateral agent for such lenders, dated July 19, 2019, as amended
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

EVELO BIOSCIENCES, INC.

Date: November 14, 2022	By:	/s/ Balkrishan (Simba) Gill, Ph.D.
Balkrishan (Simba) Gill, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Marella Thorell
Marella Thorell
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)