Form 10-K
period 2022-12-31
Evelo Biosciences, Inc.
filed 2023-03-16
CIK 1694665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-38473
Evelo Biosciences, Inc.
 (Exact name of registrant as specified in its charter)

Delaware		46-5594527
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
620 Memorial Drive Cambridge, Massachusetts		02139
(Address of principal executive offices)	(617) 577-0300	(Zip Code)
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EVLO	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates was approximately $119.9 million based on the closing price of the registrant’s common stock on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter. The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.
As of March 10, 2023, there were 110,930,084 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements, including within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact contained in this Annual Report on Form 10-K are “forward-looking statements” for purposes of this Annual Report on Form 10-K. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” "target," “predict,” “project,” "contemplate," “should,” “will,” “would,” "continue" or the negative or plural of those terms or other similar expressions.
Forward-looking statements may include, but are not limited to, statements about:
•our status as a development-stage company and our expectation to incur losses in the future;
•our ability to continue as a going concern, our cash runway, our future capital needs, our ability to satisfy our debt obligations (including any restrictive covenants) and our need to raise additional funds;
•our estimates including our future expenses research and development and general and administrative costs, future revenues and anticipated future capital requirements;
•our future results of operations, financial position, business strategy and prospective products;
•our ability to build a pipeline of product candidates and develop and commercialize drugs;
•our ability to develop therapeutic interventions;
•plans and objectives of management for future operations and the future results of anticipated products;
•our ability to design preclinical studies and clinical trials, to enroll patients and volunteers in clinical trials, to timely and successfully complete those trials and to receive necessary regulatory approvals;
•timing and plans for clinical trials, including registration trials, and product candidate approvals;
•the timing, progress, receipt and release of data from our ongoing and planned clinical trials and the potential use of our product candidates to treat various indications;
•our ability to establish our own manufacturing facilities, to effectively leverage our contract manufacturing organization partnerships and to receive or manufacture sufficient quantities of our product candidates;
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
•our ability to obtain and retain key executives and attract and retain qualified personnel and succession planning for our Chief Executive Officer;
•activities related to strategic collaborations and anticipated revenue therefrom;
•our ability to successfully manage our growth; and
•developments relating to our competitors and our industry.
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, some of which cannot be predicted or quantified and some of which are beyond our control. Risks, uncertainties and assumptions that may cause actual results to differ materially from current expectations include, among other things, those set forth below in “Summary Risk Factors,” in Part I, Item 1A “Risk Factors," in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations," and for the reasons described elsewhere in this Annual Report on Form 10-K. Any forward-looking statement in this Annual Report on Form 10-K reflects our current view with respect to future events, speaks only as of the date of this Annual Report on Form 10-K, and is subject to these and other risks, uncertainties and assumptions. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited and we cannot guarantee future results. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by law, we do not plan, and assume no obligation, to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. We qualify all of our forward-looking statements by these cautionary statements.
This Annual Report on Form 10-K may also contain estimates, projections and other information concerning our industry, our business and the markets for certain drugs and consumer products, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources, and we have not independently verified the data from third party sources. In some cases, we do not expressly refer to the sources from which these data are derived.
In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to the "Company," “Evelo,” “we,” “us,” “our” and similar references refer to Evelo Biosciences, Inc. and our wholly owned subsidiaries. This Annual Report on Form 10-K may also contain references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to, including logos, artwork and other visual displays, may appear without the "®" or "TM" symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend any use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. Principal risks and uncertainties affecting our business include the following:
•    We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability. Moreover, our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Based on our current operating plans, we expect that our existing cash and cash equivalents as of December 31, 2022 will be sufficient to enable us to fund operating expenses and capital expenditure requirements into the third quarter of 2023. We will need additional funding in order to complete development of our product candidates, commercialize our products, if approved, and meet our debt obligations (including any restrictive covenants). If we are unable to raise capital when needed, including to meet any debt obligations arising with our current or future lenders, we will be forced to delay, reduce or discontinue our product development programs or commercialization efforts.
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
•The terms of our loan and security agreements place restrictions on our operating and financial flexibility. In order to meet our obligations under our existing loan and security agreements, we will need to raise additional capital and / or restructure our existing debt, which may be on unfavorable terms or which may not be possible at all, and could force us to delay, reduce or discontinue our business operations. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
•The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition.

PART I
Item 1. Business
Overview
Evelo is a clinical-stage biotechnology company focused on discovering and developing a new class of oral medicines that act on immune cells in the small intestine with systemic effects.
We believe the small intestine has a profound influence on systemic immunity and can resolve inflammation throughout the body. We have discovered that specific single strains of microbes resident in the mucosal lining of the small intestine, and the extracellular vesicles ("EVs") they shed, have the potential to resolve inflammation throughout the body when given orally at pharmacological doses, by physically interacting with immune cells in the small intestine. Engagement in the small intestine can lead to the generation of circulating T cells with regulatory activity that down-regulate multiple inflammatory pathways, including Th1, Th2 and Th17, without suppressing immunity. Our investigational medicines have not been observed to colonize the gut nor modify the microbiome.
This discovery may create the potential for a new type of effective, safe, well tolerated, and convenient medicine for people with many types and stages of inflammatory diseases. Evelo initially is developing EDP1815 as a treatment in psoriasis and atopic dermatitis and EDP2939 in psoriasis. If shown to be effective in inflammatory disease mediated by the Th1, Th2 or Th17 inflammatory pathways, we believe these same investigational medicines have potential utility in additional inflammatory diseases, such as psoriatic and other forms of arthritis, asthma, allergy, and inflammatory bowel disease.
If successfully developed and approved, orally delivered small intestinal axis, or SINTAX, medicines have the potential to address patient needs at all stages of disease due to their potentially superior characteristics over current therapies:
•In preclinical models, our product candidates have been shown to regulate multiple clinically relevant and validated biological pathways. By acting on multiple pathways simultaneously, we believe our product candidates could impact disease in ways that are not possible with current single-target or dual-target therapies.
•Our data suggest that our product candidates for inflammatory diseases have the potential to resolve disease causing inflammation whilst preserving immunity, a significant potential benefit. Anti-inflammatory therapies often cause significant immune suppression.
•EDP1815 has been administered in approximately 821 human subjects as of September 25, 2022 and been generally well tolerated in clinical trials to date. EDP1815 and our other product candidates are derived from naturally occurring, single strains of commensal human bacteria, have not shown systemic exposure in clinical trials to date, and have been observed to be cleared from the body with no colonization of the gut.
•Our product candidates are formulated as oral medicines, which most patients prefer over injectable biologics and burdensome application of topical medicines.
•We have developed robust manufacturing processes for EDP1815, allowing for large scale production and the potential for global, room-temperature stable distribution of EDP1815 at affordable prices. In addition, we also developed phase appropriate large scale Good Manufacturing Process ("GMP") compliant manufacturing processes and analytical methods to advance EDP2939 clinical development.
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
Key elements of our strategy:
•Explore the full potential of SINTAX to create an expansive and diversified product portfolio. We believe targeting SINTAX has applicability across a broad range of disease areas and we are committed to pursuing opportunities in which our platform has the potential to transform their treatment. Our initial focus is on inflammatory diseases. We intend to expand into other disease areas, such as autoimmune diseases, respiratory diseases, neuro-inflammation and degeneration, allergy, neurobehavior, cardiovascular disease and diseases of metabolism. We also see the potential for early disease interception and intervention, and the ability to impact inflammation driven aging.
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
•Advance and scale our SINTAX medicine platform. We plan to continue to invest in our platform, which integrates microbiology, immunology and computational biology capabilities. We intend to expand the diversity of our microbial library and enhance our proprietary in vitro and in vivo assays to optimize selection of our future product candidates. Our manufacturing processes are designed to ensure the quality and scalability of our product candidates. We plan to continue to invest in novel methods for process development, manufacturing and formulation for our SINTAX medicine, as resources permit. In the future, we intend to invest in commercial scale manufacturing. We plan to leverage the efficiency of our integrated capabilities to accelerate the clinical development of product candidates.
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
Advances in our understanding of how the immune system affects a broad spectrum of disease has resulted in the development of immunotherapies, which are medicines that reduce, suppress, elicit or amplify specific immune responses. Antibody-based immunotherapies for inflammatory diseases have fundamentally changed the treatment landscape for patients. For example, anti-TNFα antibodies are widely used to treat moderate to severe stages of many inflammatory diseases. In 2020, three of the twenty top selling drugs worldwide were anti-TNFα antibodies, with HUMIRA alone generating worldwide annual net sales of $20.4 billion. While existing immunotherapies have been successful in treating inflammatory diseases, there remains a substantial unmet need for patients.
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
Gut
Lumen
Lamina propria
1
2
3

macrophage
dendritic cell
T-cell
conditioned T-cell

Our academic collaborators have explored the functional consequences of the interactions between immune cells and single strains of microbes in the gut. Veena Taneja, Ph.D. and Joseph Murray M.D. of the Mayo Clinic showed that an orally administered strain of Prevotella histicola modulated immune function in mouse models of rheumatoid arthritis, multiple sclerosis, Type I diabetes, and celiac disease. We believe these and other examples from the academic literature support our theory that single strains of microbes can act on SINTAX to suppress or activate immune responses throughout the body. Our clinical data to date in psoriasis also support this theory.
As an extension of our platform, we are evaluating microbial extracellular vesicles as a next wave of product candidates targeting SINTAX. EVs are lipoprotein nanoparticles that are naturally secreted by multiple cell types, including certain bacterial cells. EVs are a core component of host-microbe communication and contain the pharmacologically active structural motifs that drive activity of single-strain microbes. We believe EVs have the potential to enable stronger SINTAX activation and therapeutic efficacy through their smaller size and diffusion properties.
SINTAX medicines as a Potential New Class of Oral Biologic Medicines
Our company was founded to discover and develop therapies that act on SINTAX. We aim to develop therapies based on our observations on the central role of the small intestine in modulating immune activity throughout the body and the equally important role of microbes and EVs as key modulators of SINTAX.
We have developed the tools to isolate, select, and develop specific microbes that have historically been difficult to identify, isolate and culture. This extends from microbial isolation to manufacturing. We have developed proprietary insights and tools that enhance our ability to produce pharmaceutical compositions of microbes or EVs at scale. This allows us to deliver potentially therapeutic doses of appropriately formulated strains.
We are developing SINTAX medicines - whole, inactivated microbes and microbial EVs - to engage cells in the small intestine and drive changes in systemic immune responses for the treatment of disease. SINTAX medicines are orally delivered pharmaceutical compositions of specific strains of microbes or EVs from specific strains of microbes.

We believe key features and advantages of our SINTAX medicine candidates are:
•Single strain. Our product candidates are pharmaceutical compositions of single strains of microbes, or EVs produced by single strains of microbes, that we have selected for their specific immunomodulatory properties. We extensively characterize the ability of our product candidates to elicit a desired immunomodulatory effect.
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
Beyond our first wave of product candidates in inflammatory diseases, we intend to invest in the discovery of new candidates to build a deep pipeline across a wide range of diseases and leverage the broad potential of our platform. We also intend to opportunistically collaborate to expand indications and accelerate development of programs where collaborators can contribute further disease-specific expertise to our platform.
In addition to product candidates based on whole and inactivated microbes, we continue to advance the development of orally delivered EVs. EVs are lipoprotein nanoparticles naturally produced by some bacteria. EVs have the potential to enable increased target engagement driven by their small size, as they are approximately 1/1,000th the volume of whole microbes. We have nominated EDP2939 as an EV clinical candidate for the treatment of inflammatory diseases and initiated dosing psoriasis patients in the first in-human clinical trial of EVs in February 2023.
Our ongoing and planned clinical trials for our current product candidates are illustrated below.
* Data from 4th cohort in Phase 2 trial; data from first 3 cohorts in Phase 2 trial did not meet primary endpoint

Inflammatory Diseases Portfolio
We have two candidates in development for inflammatory diseases. EDP1815 is a whole-microbe product candidate that completed a Phase 2 trial for the treatment of psoriasis, and is currently in a Phase 2 trial for the treatment of atopic dermatitis. EDP2939 is our first product candidate based on EVs. EDP 2939 has completed the first section of the Phase 1 (Part A) safety and tolerability review in a human volunteer clinical trial and patient dosing in Phase 2 (Part B) of the trial started in February 2023.
EDP1815
EDP1815 is an investigational oral biologic being developed for the treatment of inflammatory diseases. It is a single strain of Prevotella histicola isolated from a human donor and selected for its specific pharmacology. EDP1815 is currently in clinical development for both psoriasis, driven largely by Th17 inflammation, and atopic dermatitis, driven by TH2 inflammation.
Psoriasis
Preparation for registration trials
Following completion of the Phase 2 trial of EDP1815 in psoriasis described below, we are undertaking various activities to prepare for potential registration trials of EDP1815 in psoriasis, advancement into which is funding dependent, including chemistry, manufacturing and control ("CMC") preparations, protocol development and regulatory agency consultation.
We have received feedback from the U.S. Food and Drug Administration ("FDA"), European Medicines Agency ("EMA") and Medicines and Healthcare products Regulatory Agency ("MHRA") regarding our proposed registration trial design of EDP1815 in psoriasis, including the primary and secondary endpoints. We also sought feedback and discussed critical components of the CMC for EDP1815 with EMA and MHRA, particularly our proposals regarding product release and stability testing. We reached alignment regarding: use of a primary endpoint of PGA 0/1 with a 2-point improvement; no need for an active comparator in Europe, with placebo control acceptable in the mild-to-moderate population; and CMC plan for release and stability testing panels. We believe the regulatory feedback provides a path toward registration trials in psoriasis and we are incorporating the agencies' comments into our Phase 3 trial designs and related preparatory work.
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

Pediatric Investigation Plan for EDP1815 in Psoriasis
In February 2022, the EMA agreed to our Pediatric Investigation Plan ("PIP") for EDP1815 in psoriasis, in accordance with Regulation (EC) No 1901/2006 of the European Parliament and of the Council. The EMA agreement allows Evelo to include patients 12–17 years old in Phase 3 trials, conduct a single clinical trial in patients 2–5 years old and 6–11 years old after the adult Marketing Authorization Application ("MAA") has been submitted, and develop a pediatric formulation suitable for administration to patients 2–11 years old. Furthermore, the EMA confirmed that juvenile toxicity studies are not required for EDP1815 and granted us a waiver from studying EDP1815 in patients less than 2 years old.
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
The primary endpoint for the trial is the proportion of patients who achieve an outcome of a 50% improvement from baseline in Eczema Area and Severity Index (“EASI”) score (an "EASI-50” response) at week 16. Secondary endpoints include several physician-reported outcomes, such as Investigator’s Global Assessment (“IGA”) and BSA, along with patient-reported outcomes such as DLQI, daily itch using the Pruritus-Numerical Rating Scale (“Pruritus-NRS”), and Patient-Oriented Eczema Measure (“POEM”). Patients will be randomized into one of four cohorts. Cohorts 1-3 include approximately 100 patients per cohort randomized in a 3:1 ratio (75 to EDP1815 and 25 to placebo) for a total of approximately 300 patients. Patients in Cohort 4 are randomized in a 2:1 ratio (70 to EDP1815 and 35 to placebo) for a total of approximately 105 patients.
Each cohort in the trial is independently tested for the potential of EDP1815 in the treatment of atopic dermatitis, as well as specific hypotheses with regards to cell concentration, manufacturing process, dosing regimen and site of release. Cohort 1 explored a daily dose of 1.6 x 1011 total cells of EDP1815 or matching placebo administered as two capsules once daily. Patients dosed in this cohort received the same EDP1815 drug product as used in the previously completed Phase 2 psoriasis study which demonstrated an improvement in PASI-50 responses (as defined below). This was intended to allow a relative comparison of the benefit observed in psoriasis patients during the Phase 2 trial with any observed benefit in atopic dermatitis patients. Cohort 2 of the atopic dermatitis trial tested 6.4 x 1011 total cells of EDP1815 or matching placebo administered as two capsules once daily. This higher concentration of EDP1815 drug product was produced using a different manufacturing process, which was intended to allow an assessment of the clinical activity of a higher concentration of EDP1815 in a single capsule and of the alternate manufacturing process. Cohort 3 used the same drug product and daily dose as Cohort 2 (or matching placebo), but was administered as one capsule taken twice daily. This cohort was intended to test if there was any additional benefit obtained from a twice a day regimen versus once a day. Patients in Cohort 4 receive EDP1815 (8.0 x 1010 total cells) in a faster release capsule that releases the drug product higher up in the small intestine than the capsule used in the other three cohorts, or matching placebo. The Cohort 4 drug product has been manufactured using the same drug substance manufacturing process as in Cohort 1. Cohort 4 is evaluating if release of EDP1815 higher up in the small intestine provides greater clinical activity, as separate preclinical study data has previously demonstrated that higher release resulted in improved pharmacodynamic effects against inflammation in mice. All patients in Cohort 4 will have the opportunity to join an open-label extension trial once they complete 16 weeks of dosing. Patients in the open-label extension trial will receive EDP1815 for a further 36 weeks.
In February 2023, we announced interim data from our Phase 2 trial of EDP1815 in atopic dermatitis. Cohorts 1, 2 and 3 of the trial failed to meet the primary endpoint, which is the proportion of patients who achieve an outcome of EASI-50 response, compared to placebo at week 16. EASI-50 responses or greater were achieved in 41%, 38% and 32% of patients with mild to moderate disease at week 16, in cohorts 1, 2 and 3, respectively. Patients on placebo had an overall EASI-50 response of 56% and placebo responses varied significantly by geography. We are evaluating the data to understand the very high placebo response rates observed in Cohorts 1-3 of the trial, which occurred with greater prevalence in certain geographic regions. No conclusions regarding the cause of the high placebo response have yet been identified, but analysis is on-going. In all three cohorts, EDP1815 was well-tolerated.

Cohort 4 of the Phase 2 trial of EDP1815 in atopic dermatitis is fully recruited and is testing a faster release capsule, intended to deliver EDP1815 higher up in the small intestine, that may potentially enable greater clinical activity. Data from this cohort of patients is expected in the second quarter of 2023 and will inform our path forward for EDP1815 in patients with atopic dermatitis.
Scintigraphy Studies
We continue to evaluate different formulations of EDP1815 with the goal of providing optimum delivery of the drug substance in the small intestine. We completed a Phase 1 single center clinical trial in healthy human volunteers that assessed the release characteristics of different formulations (capsules and tablets) of EDP1815 by gamma scintigraphy imaging. In March 2022, results from the Phase 1 trial showed that a capsule with an improved release profile was able to deliver EDP1815 higher up in the small intestine. In 17 of the human volunteers studied, 15 (or 88%) showed that EDP1815 released in the jejunum, the upper part of the small intestine. Preclinical data have shown that the higher that EDP1815 is released in the small intestine, the greater the observed effect. We are evaluating this faster release capsule in Cohort 4 of our Phase 2 trial of EDP1815 in atopic dermatitis and in Phase 1/2 trial of EDP2939 in psoriasis.
Other Indications
We intend to evaluate EDP1815 in additional inflammatory disease indications. Potential indications may include psoriatic arthritis, asthma, axial spondylarthritis and rheumatoid arthritis.
EDP2939
EDP2939 is an investigational oral biologic consisting of EVs that we are developing for the potential treatment of inflammatory diseases. In vitro studies of EDP2939 in human and mouse cellular assays and in vivo models support its further development in the treatment of inflammatory diseases.
Preclinical Studies
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
Phase 1/2 Clinical Trial
Dosing in our Phase 1/2, randomized, placebo-controlled trial has commenced and is being conducted in two parts. Part A will evaluate the safety and tolerability of EDP2939 in healthy volunteers. The primary endpoints of Part A (Phase 1) are safety endpoints, including adverse events, vital signs and safety laboratory tests. Part B (Phase 2) will evaluate the safety, tolerability and preliminary efficacy in adults with moderate psoriasis. The primary endpoint of Part B is the proportion of participants with moderate psoriasis achieving a PASI-50 response compared to placebo.
Part A (Phase 1) of the study is being conducted according to a randomized, placebo-controlled, participant-and investigator-blind, sponsor-open design. It includes up to three sequential, escalating multiple dose cohorts. Each cohort will comprise of 12 healthy volunteers receiving EDP2939 or placebo orally once a day for up to 10 days according to a 2:1 randomization. Prior to dose escalation, safety will be reviewed by a Safety Review Committee ("SRC"), comprising members of the sponsor’s clinical team and study investigators. Dose escalation to the next cohort may proceed once safety data from at least 10 participants who have completed the treatment period in the current cohort has been reviewed. An SRC meeting will also occur once safety data from at least 10 participants is available from Cohort 3. Cohort 1 of Part A of the study started dosing of healthy volunteers in January 2023, and no safety or tolerability concerns have been identified. Dose escalation proceeded to healthy volunteers in Cohort 2 after the dose level in Cohort 1 was reviewed by the SRC.
Part B (Phase 2) commenced dosing in psoriasis patients in February 2023, following the SRC review of initial dose level in Part A (Phase1). Part B (Phase 2) of the study is being conducted according to a randomized, double-blind, placebo-controlled design in participants with moderate plaque psoriasis. Participants in Part B will be randomly assigned in a 1:1 ratio to EDP2939 or matching placebo administered orally as a single capsule once a day for 16 weeks. We expect to report data from Part B (Phase 2) cohort in the second half of 2023.
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
Inflammation Preclinical and Clinical Data
Each of the product candidates in our inflammation program has demonstrated the potential to simultaneously impact multiple pathways and associated cytokines in preclinical assays, suggesting that they may have broader applicability than individual cytokine-directed therapies. Specifically, the product candidates demonstrate efficacy in Th1, Th2 and Th17 preclinical models of inflammation. Clinical and biomarker data from the EDP1815 trials suggest this preclinical activity translates to humans, with the biomarker data suggesting activity in Th1 driven inflammation, and psoriasis (Th17 driven inflammation). Importantly, preclinical experiments and human biomarker data from the EDP1815 Phase 1b and Phase 2 clinical trials in patients with psoriasis suggest that SINTAX medicines can resolve inflammation without overt immunosuppression.
Inflammation Development Strategy
We selected psoriasis and atopic dermatitis, the most common type of eczema, as indications for first-in-human studies based upon our preclinical data, unmet need in large patient populations, the ease of access to patient tissue for biomarker analysis, the speed of clinical data readout, and because they are driven by different pathways of inflammation with psoriasis being a disease of TH17 inflammation and atopic dermatitis being driven by TH2 inflammation. Patients with mild and moderate disease represent between 80% and 90% of the patient population, which is estimated to represent more than 25 million people in the United States. We believe these patients are underserved by current treatments, including topical steroids, which either inadequately control the inflammation, are not safe for long-term use, or are inconvenient and burdensome in application, leading to poor adherence and reduced efficacy in a real-world setting. The majority of novel therapies, including next generation biologics for psoriasis targeting IL-17, IL-23 or IL4RA, two pro-inflammatory cytokines and a cytokine receptor, are only approved for patients with moderate-to-severe disease. Even in the moderate and severe settings, a large majority of eligible patients do not receive biologics. Many patients are uncomfortable with high-cost, injectable antibody therapies or with the toxicity concerns and monitoring requirements of systemic immunosuppressants. There is a large need across the spectrum of disease severity, and especially for midline, pre-biologic patients, for a safe and well-tolerated oral medicine that resolves the systemic inflammation that drives psoriasis and atopic dermatitis.
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
Th1- and Th17-driven inflammation are implicated in psoriasis, joint inflammatory diseases and neuroinflammation, while Th2-driven inflammation plays a larger role in atopic and allergic diseases, including atopic dermatitis. With current cytokine-directed therapies, agents are targeted towards a specific cytokine to influence one or more of these pathways. For instance, Th1-driven inflammation can be controlled by TNFa or IL-6 inhibition, Th17-driven inflammation can be controlled by IL-17 or IL-23 inhibition, and Th-2 driven inflammation can be controlled by IL-4 or IL-13 inhibition. In preclinical studies, EDP1815 simultaneously modulated each of these inflammatory pathways.
Oncology Portfolio
In December 2020, we announced EDP1908 as our lead product candidate in oncology. We are currently prioritizing the development of our product candidates for inflammatory diseases and pausing our development of SINTAX medicines for oncology indications at this time.
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
Sales and Marketing
Given the current developmental stage of our product candidates and platform, we have not yet established a robust commercial organization. We intend to commercialize our products globally and in multiple disease areas. We intend to do this both through selectively building our own sales and marketing team and partnering or collaborating with third parties. In 2021, we hired a full-time chief commercial officer to develop our commercial strategy and establish the foundation for pre-commercial activities.
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
Because patent applications in the United States and certain other jurisdictions are not published for 18 months after filing or potentially even longer, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries and patent application filings, we cannot be certain of the priority of inventions covered by pending patent applications. Accordingly, we may not have been the first to invent the subject matter disclosed in some of our patent applications or the first to file patent applications covering such subject matter, and we may have to participate in proceedings at the United States Patent and Trademark Office (the "USPTO") to determine rights.
Patent Portfolio
Our patent portfolio includes patent applications in varying stages of prosecution in the United States and selected jurisdictions outside of the United States. As of March 1, 2023, our patent portfolio consisted of seventeen issued U.S. patents and one European patent, and 68 patent families, which include composition, method of use, formulation, analytical method, and manufacturing process claims, and three design patent families. Of the U.S. patents in our portfolio, 12 are owned by us, and five are exclusively licensed from the Mayo Clinic Foundation for Medical Education and Research, an affiliate of Mayo Clinic (the "Mayo Clinic"). The European patent is owned by us. Of the patent families in our portfolio, 66 are owned by us, and two are exclusively licensed to us from the Mayo Clinic.
The patent portfolio includes patents and applications covering the following:

•Formulation platforms in which applications that issue as a patent are expected to expire in 2038 to 2043.
•Manufacturing platforms in which applications that issue as a patent are expected to expire in 2041 and 2043.
•Modality platforms in which applications that issue as a patent are expected to expire in 2038 and 2043.
•Analytical methods in which applications that issue as a patent are expected to expire in 2042 and 2043.
•Inflammation portfolio:
▪EDP1815, consisting of one family with five issued U.S. patents and another patent family in-licensed from the Mayo Clinic, covering compositions and methods of use (the patents from the Mayo Clinic are expected to expire in 2030 and any patents that issue from the other family are expected to expire in 2040), and fourteen patent families we own directed to compositions, methods of use, formulations and manufacturing processes. Any applications claiming priority to these applications we own that issue as patents are expected to expire in 2040 to 2043; and

▪EDP2939, consisting of six patent families we own directed to compositions and methods of use. Any applications claiming priority to these applications that issue as patents are expected to expire in 2038, 2042 and 2043. One family includes an issued U.S. patent, which is expected to expire in 2038.
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
Trade Secrets
In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. We typically rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We protect trade secrets and know-how by establishing confidentiality agreements and intellectual property assignment agreements with our employees, consultants, scientific advisors, contractors, contract manufacturers, and collaborators. These agreements provide that all confidential information developed or made known during the course of an individual or entities’ relationship with us must be kept confidential during and after the relationship. These agreements also provide that all inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary information by third parties.
License and Manufacturing Agreements
We are a party to several license agreements under which we license patents, patent applications and other intellectual property. The licensed intellectual property includes composition of matter and methods of using strains of microbes. In some cases, licenses cover physical material in the form of microbial strains. Certain diligence and financial obligations are tied to these agreements. Additionally, we are a party to manufacturing agreements for committed resources and exclusivity. We consider the following agreements to be material to our business.
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
In consideration for the licenses, we paid the Mayo Clinic upfront payments totaling $0.3 million. Beginning on the second anniversary of the effective date, we owe the Mayo Clinic escalating annual license maintenance fees in the low- to mid-five digits. Annual license maintenance fees count towards milestones and royalties owed in a given year. The Mayo Clinic is entitled to future clinical, approval and sales milestones. In addition, we have agreed to pay the Mayo Clinic future milestone payments upon achievement of specific developmental, regulatory and commercial milestones totaling a maximum of $59.1 million.
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
The license granted by Mayo Clinic is subject to any retained rights of the U.S. government in the patent rights and to retained rights of Mayo Clinic to use the patent rights and licensed microbial strains for non-commercial research purposes, which excludes human use. The license to patent rights will expire on a country-by-country and product-by-product basis upon the expiration date of the last to expire licensed patents. The license to Mayo Clinic’s microbial strains will expire 15 years from first commercial sale of a product containing the licensed microbial strain. Prior to the expiration date, Mayo Clinic may terminate the license if we fail to make payments within thirty days of receiving a written notice of missed payment, if we breach any material obligation of the agreement and do not cure such breach within thirty days, if we become bankrupt or insolvent, or if we or any sublicensee directly or indirectly brings suit against Mayo Clinic. Upon early termination of our license, any sublicensee that is not in material breach of the agreement will have the right to retain its sublicense to the patent rights and microbial strains. We do not have the right to terminate the agreement prior to the expiration date.

Sacco Collaboration Agreement
In July 2019, we entered into a collaboration agreement with Sacco S.r.l. ("Sacco"), an affiliate of one of our contract manufacturing organizations. Pursuant to the agreement, Sacco has agreed that it and its affiliates will, on an exclusive and worldwide basis for and on behalf of us, manufacture and supply single strain, non-genetically modified microbes intended for oral delivery or oral use in pharmaceutical products for a period of five years. Sacco and its affiliates may not manufacture and supply single strain, non-genetically modified microbes for oral delivery or oral use in pharmaceutical products for itself or other parties, with the exception of pre-existing products for pre-existing customers. Under the terms of the agreement, we have agreed to pay annual fees in the mid six digits to Sacco during the exclusivity period. We have an additional contractual arrangement with an affiliate of Sacco for manufacturing that will require us to spend an aggregate minimum amount of €3.9 million, consisting of €1.5 million annually during each of 2023 and 2024 and €0.9 million on or before March 1, 2025.
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
University of Chicago License Agreement
In March 2016, we entered into an exclusive license agreement with the University of Chicago. This agreement gave us an exclusive, worldwide, sublicensable license to patent rights related to administration of microbes to treat cancer. Pursuant to the terms of the agreement, we paid the University of Chicago an upfront fee, were required to make low five-digit license maintenance fees on an annual basis (creditable against royalties owed in that given year), and were potentially obligated to pay future milestone payments.
In May 2022, we provided notice to terminate the agreement, and such termination became effective on July 11, 2022. None of our current or anticipated product candidates depends on any license that was subject to the agreement.

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
In inflammatory diseases, we anticipate intensifying competition as new therapies are approved and advanced technologies become available. Many of our competitors, either alone or with strategic partners, have considerably greater financial, technical, and human resources than we do. Competitors may also have more experience developing, obtaining approval for, and marketing novel treatments in the indications we are pursuing. These factors could give our competitors an advantage over us in recruiting and retaining qualified personnel, completing clinical development, and commercializing their products. Competitors that are able to obtain FDA or other regulatory approval for their products more rapidly than we can for our products may also establish a stronger market position, diminishing our commercial opportunity. Key considerations that would impact our capacity to effectively compete include the efficacy, safety, ease of use, as well as pricing and reimbursement, of our products.
In autoimmune or inflammatory diseases, we may be challenged by a wide range of competitors. In later, more severe stages of disease, the majority of competition will stem from companies marketing or developing injectable biologics and novel small molecule therapies, such as AbbVie Inc., Johnson & Johnson, Pfizer Inc, Novartis International A.G., Regeneron Pharmaceuticals, Inc. Sanofi S.A., Bristol Myers Squibb, and Amgen Inc. Potentially competing mechanisms of action include TNF, IL-4, IL-17, IL-23, JAK, TYK2, and PDE4 inhibitors. Novel delivery of biologics, particularly via oral administration, and the entry of biosimilars will also add to competition within the therapeutic area. In more mild disease segments, we may face competition from companies marketing or developing topical formulations of small molecules for inflammatory skin diseases, including Pfizer Inc., Arcutis Biotherapeutics Inc., Roivant Sciences Ltd., and Incyte Corp.
Government Regulation
The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and biologics such as those we are developing. We, along with our contract manufacturers, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies, trials or seek approval for our product candidates. The process of obtaining regulatory approvals and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

Government Regulation in the United States
In the United States, the FDA regulates drug and biologic products under the Federal Food, Drug and Cosmetic Act, its implementing regulations and other laws, including, in the case of biologics, the Public Health Service Act. Our product candidates are subject to regulation by the FDA as biologics. Biologics require the submission of a biologics license application ("BLA") and licensure, which constitutes approval, by the FDA before being marketed in the United States.
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
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product candidate is produced to assess compliance with cGMP regulations, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and potential inspections of selected clinical investigation sites to assess compliance with GCP; and
•FDA review and approval of the BLA prior to any commercial marketing, sale or shipment of the product.
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
Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol and any protocol amendment must be submitted to the FDA as part of the IND. Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other clinical trials or animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.
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
For example, a product candidate is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. Fast Track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review of a BLA, meaning that the FDA may review portions of the marketing application before the sponsor submits the complete application, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.
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
Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive Accelerated Approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled confirmatory clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory clinical trials in a timely manner, or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
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
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the U.S. for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.
If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.
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
Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice (“GLP”) as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, for example radio-pharmaceutical precursors for radio-labelling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.
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
While the Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state in which the clinical trial takes place to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.
The CTR contains a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted: (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive, remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.
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
Marketing Authorization
In order to market our future product candidates in the EU, and in many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization (“MA"). To obtain regulatory approval of a product candidate (including an investigational biological product) under EU regulatory systems, we must submit a MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:
•"Centralized MAs” are issued by the European Commission, through the centralized procedure, based on the EMA’s Committee for Medicinal Products for Human Use ("CHMP"), and are valid throughout the EU. The centralized procedure is compulsory for certain types of medicinal product candidates such as: (i) medicinal products derived from biotechnology processes; (ii) advanced therapy medicinal products (“ATMPs”) such as gene therapy, somatic cell therapy and tissue engineered products; (iii) medicinal products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative diseases, diabetes, autoimmune diseases and other immune dysfunctions and viral diseases; and (iv) designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application via the centralized procedure, as long as the medicine concerned contains a new active substance not yet authorized in the EU, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of a MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops. Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines ("PRIME") scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment, but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation including, but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.
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
Under the procedures described above, in order to grant the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

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

Orphan Medicinal Products

The criteria for designating an "orphan medicinal product" in the EU are similar in principle to those in the United States. In the EU, a medicinal product may be designated as orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition that has been authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.

In the EU, an application for designation as an orphan medicinal product must be made prior to the filing of a MAA. An EU orphan designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to ten years of market exclusivity for the approved therapeutic indication, which means that during this ten-year orphan market exclusivity period, competent authorities cannot accept another MAA, grant a MA, or accept an application to extend a MA for a similar medicinal product for the same indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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
Pediatric Development
In the EU, MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a PIP agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which a MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all member states and study results are included in the product information, even when negative, the product is eligible for a six-month supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity is granted.
Post-Approval Requirements
Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance ("QPPV") who is responsible for the establishment and maintenance of that system, and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).

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

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Brexit and the Regulatory Framework in the United Kingdom
Since the end of the Brexit transition period on January 1, 2021, Great Britain (“GB”) (England, Scotland and Wales) has not been directly subject to EU laws. However, under the terms of the Ireland/Northern Ireland Protocol, EU laws generally apply to Northern Ireland. The EU laws that have been transposed into United Kingdom (“UK”) law through secondary legislation remain applicable in GB. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) will automatically expire and be revoked by December 31, 2023. New legislation such as the EU CTR is not applicable in GB.
Under the Medicines and Medical Devices Act 2021, the Secretary of State or an ‘appropriate authority’ has delegated powers to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.
Since January 1, 2021, the MHRA has been the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in GB. Broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA.
The MHRA has introduced changes to national licensing procedures, such as procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder has opted-out. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore since Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures. The MHRA may rely on a decision taken by the European Commission on the approval of a new (centralized procedure) MA when determining an application for a GB authorization; or use the MHRA’s decentralized or mutual recognition procedures which enable MAs approved in EU member states (or Iceland, Liechtenstein and Norway) to be granted in GB.
There will be no pre-MA orphan designation. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in GB, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in GB.
The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA) launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation is being closely watched and will determine whether the UK chooses to align with the CTR or diverge from it to maintain regulatory flexibility.
Other Healthcare Laws
Pharmaceutical manufacturers are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, the U.S. federal anti-kickback, fraud and abuse, false claims, consumer fraud, pricing reporting, and transparency laws and regulations related to payments and other transfer of value made to physicians and other healthcare providers, as well as similar state and foreign laws in the jurisdictions outside the U.S. These foreign laws and regulations may differ from one another in significant ways, thus further complicating compliance efforts. For instance, in the EU, many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medicinal products, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities, and many EU member states have adopted national “Sunshine

Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the U.S., on pharmaceutical companies. Certain countries also mandate implementation of commercial compliance programs, or require disclosure of marketing expenditures and pricing information. Violation of any such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and imprisonment.
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
In addition, in many foreign countries the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Member states are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. Member states may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates or products, if approved. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.
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

Healthcare Reform
In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. The ACA substantially changed the way healthcare is financed by both governmental and private insurers in the United States. By way of example, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
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
Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which will remain in effect through 2032 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, absent additional congressional action. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, in March 2021, Congress enacted the American Rescue Plan Act of 2021, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA"), went into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.
We expect that additional U.S. state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products, if approved, or additional pricing pressures. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.
Similar political, economic and regulatory developments are occurring in the EU and may affect the ability of pharmaceutical companies to profitably commercialize their products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could restrict or regulate post-approval activities and affect the ability of pharmaceutical companies to commercialize their products. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.
On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. While the regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the regulation becomes applicable, it will have a phased implementation depending on the concerned products. This regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (for example, economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
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
Research and Development
We have dedicated a significant portion of our resources to our efforts to develop our product candidates. We incurred research and development expenses of $78.6 million and $83.6 million for the years ended December 31, 2022 and 2021, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development in 2023 as we continue to advance our product candidates through clinical development.
Human Capital
As of March 1, 2023, we had 66 full-time employees, including 27 with M.D. or Ph.D. degrees. Of those full-time employees, 46 were engaged in research and development. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We are dedicated to communication and engagement and consider our relationships with our employees to be good.
On January 31, 2023, our Board approved a plan to reduce our workforce by 48 employees, or approximately 45% of our headcount as of such date, in order to preserve cash and prioritize investment in our core clinical programs.
Our future success largely depends upon our ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off.

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

Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Financial Position and Need for Additional Capital
We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred significant operating losses. Our net loss was $114.5 million and $122.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $529.2 million. As noted below, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Through December 31, 2022, we have financed our operations through proceeds from equity offerings of our common stock, private placements of our since redeemed preferred stock and borrowings under loan and security agreements. We have devoted substantially all of our financial resources and efforts to developing our platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We are in the early stages of developing our product candidates, and we have not completed the development of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we, without limitation:
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
Based on our current operating plans, we expect that our existing cash and cash equivalents as of December 31, 2022 will be sufficient to enable us to fund operating expenses and capital expenditure requirements into the third quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
•    our ability to repay and / or refinance our existing debt and to do so on acceptable terms, if at all;
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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Additionally, market volatility resulting from the COVID-19 pandemic and global economic factors, including rising interest and inflation rates, could also adversely impact our ability to access capital as and when needed. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity, including any shares subject to warrants that we have previously issued or may in the future issue, or of convertible securities, would dilute all of our stockholders. The occurrence of additional indebtedness could result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, we maintain our cash and cash equivalents at financial institutions, and our deposits at these institutions exceed federally insured limits. Market conditions can impact the viability of these institutions and, in the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.
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
We will be forced to delay or reduce the scope of our development programs, reduce our research and development costs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of December 31, 2022, we had $47.9 million in cash and cash equivalents. Based on our available cash resources, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements appearing within this Annual Report on Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements for the quarter ended December 31, 2022 were issued. Nevertheless, our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which may be significant. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue our product development programs or commercialization efforts.
The terms of our loan and security agreements place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
On December 15, 2022 (the “Loan Closing Date”), we entered into a Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation, as lender and collateral agent ("Horizon" or the “Lender”), pursuant to which the Lender agreed to make term loans, in an aggregate principal amount of up to $45.0 million, available to us on the Loan Closing Date, and we borrowed $45.0 million. Borrowings under the Loan Agreement are collateralized by substantially all of our personal property, excluding intellectual property, and we pledged our equity interests in our subsidiaries, subject to certain limitations with respect to certain our domestic and foreign subsidiaries. The loans carry a 3-year interest only period and begin to amortize in February 2026.
In connection with the entry into the Loan Agreement, on the Loan Closing Date, we repaid in full all outstanding indebtedness under our previous Loan and Security Agreement with K2 HealthVentures LLC (together with its affiliates, "K2HV" or the "Prior Lender") dated July 19, 2019, as amended (the “Prior Loan Agreement”) and the Prior Lender terminated all of its interests thereunder. The aggregate principal amount of the loan outstanding under the Prior Loan Agreement at the time of repayment was $45.0 million in principal. The Prior Lender’s security interest in our assets under the Prior Loan Agreement were terminated in connection with our discharge of our indebtedness thereunder.

As of December 31, 2022, the outstanding principal balance under the Loan Agreement was $45.0 million. The Loan Agreement contains customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries.
Upon our default under the Loan Agreement, the Lender may accelerate all of our repayment obligations and/or exercise all of their other rights and remedies under the Loan Agreement and applicable law, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. During the third quarter of 2022, we identified instances of noncompliance with provisions of the Prior Loan Agreement, which resulted in events of default that were not identified on a timely basis. There is no certainty that future defaults under the current Loan Agreement will not occur or that the Lender (or any then applicable lender) would agree to similar corrective actions as those accepted by the Prior Lender to waive these events of default, not assert their right to accelerate any outstanding loans in full and not charge penalty interest. Future defaults could result in, among other things, immediate acceleration of principal payment under the loan and penalty interest being assessed. Further, if we are liquidated, the Lender's rights to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The Lender could declare a default upon the occurrence of any event, among others, that they interpret as a material adverse effect (including potentially with respect to our declining cash position or negative data results) or a change of control as delineated under the Loan Agreement, payment defaults, or breaches of covenants thereby requiring us to repay the loan immediately, which we would be unable to do given our current cash position, or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the Lender of an event of default would significantly harm our business and prospects and could cause the price of our common stock to decline or force us to discontinue our operations immediately. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
With our current cash resources, we do not expect to be able to meet our future debt repayment obligation to our current Lender. In order to meet this obligation, we will need to raise additional capital and / or restructure our existing debt, which may be on unfavorable terms, if available at all.
Pursuant to the terms of the Loan Agreement, we are required to make interest-only payments on the loans on the stub period date (January 1, 2023) and for the first thirty-six monthly payment dates prior to when the loans are scheduled to begin amortizing on February 1, 2026. Beginning on February 1, 2026, we must pay twenty-four equal consecutive monthly installment payments repaying $35.0 million of the principal, plus interest on all outstanding balances until the loans mature on January 1, 2028 (the “Maturity Date”). The remaining $10.0 million of principal is due and payable on the Maturity Date. See Note 8 - Loan and Security Agreement.
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
We have in the past and may continue to seek to establish collaboration agreements in the future, and we may not be successful or we may not be able to establish them on commercially reasonable terms and may have to alter our development and commercialization plans.
We have in the past and may continue to seek to form collaborations to fund our operations, potentially accelerate research and development activities, expand our capabilities, and provide for commercialization activities by third parties. These relationships have and may in the future require us to incur up-front expenses, increase our near and long-term expenditures, commit to substantial future milestone and royalty payments, issue securities that dilute our existing stockholders, and divert attention of our management.
If and when we seek to enter into future collaborations, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay development programs, delay potential commercialization, or reduce the scope of any sales or marketing activities.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates
We are early in our development efforts and may not be successful in our efforts to use our platform to build a pipeline of product candidates and develop marketable drugs.
We are using our technology platform to harness SINTAX, or the small intestinal axis, with an initial focus on developing therapies in immunology, specifically inflammatory diseases. While we believe our preclinical studies and clinical trials to date have validated our platform to a degree, we are at an early stage of development and our platform has not yet, and may never lead to, approvable or marketable products. We are developing product candidates and possible additional product candidates that we intend to use to potentially treat other diseases. We may have problems applying our technologies to these other areas, and our new product candidates may not demonstrate a comparable ability in treating disease as our initial product candidates. Even if we are successful in identifying additional product candidates, they may not be suitable for clinical development as a result of our inability to manufacture more complex oral biologics, limited efficacy, unacceptable safety profiles or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. The success of our product candidates will depend on several factors, including the following:
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
If we do not successfully develop and commercialize product candidates based upon our technical approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price. In February 2023, for example, we announced that the first three patient cohorts in a Phase 2 trial of EDP1815 in atopic dermatitis trial failed to meet the primary endpoint, which adversely affected our stock price.
Our product candidates are designed to act on cells in the small intestine to produce systemic therapeutic effects with limited systemic exposure. This biological interaction between the small intestine and the rest of the body may not function in humans the way we have observed in mice and our drugs may not reproduce the systemic effects we have seen in preclinical and early clinical data.
We believe our product candidates, including EDP1815 and EDP2939, have the potential to work by modulating systemic responses via interactions with cells in the small intestine. Dosing to achieve sufficient exposure may require an inconvenient dosing regimen. Even with a successful formulation and appropriate delivery profile to achieve proper exposure of our microbes or extracellular vesicles to the small intestine, we may not get sufficient or even any activity at the site of disease. This may be because our understanding of the mechanisms of the small intestine do not work in humans the way we believe they do. Despite there being strong academic literature to support the concept and our observations in preclinical studies in mice and early clinical trials in human patients with psoriasis, these principles and the ability to use pharmaceutical preparations derived from single strains of microbes to modulate the immune system and other systems have not yet been proven in humans.
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
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, some of our product candidates may consist of live biological material that may remain viable in humans, which carries a risk of causing infections in patients. Some infections may require treatment with antibiotics to eliminate the bacteria. All of our product candidates are screened for antibiotic sensitivity, but it is possible that if antibiotic therapy does not eliminate the live biological material, a resistant version of our strain could emerge. These events, while unlikely, could cause a delay in our clinical development and/or could increase the regulatory standards for the entire class of our product candidates. In an instance where the infection risk of taking our product candidates is high, this may cause the benefit risk profile of therapy to be non-competitive in the market and may lead to discontinuation of development of the product candidate.
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
Our product candidates require that we manufacture our microbial strains from master cell banks ("MCBs"). There is a possibility of a catastrophic failure or destruction of our MCBs. This could make it impossible for us to continue to manufacture a specific product candidate or product. Recreating and re-certifying our MCBs is possible but not certain and could put at risk the supply of our product candidates for preclinical studies or clinical trials or any products, if approved, to our customers.
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
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate Clinical Trial Application (“CTA”) to be submitted in each member state in which the clinical trial takes place to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR entails a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted: (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive, remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.
It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trial approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality and promote patient and public involvement in clinical trials. The outcome of the consultation is being closely watched and will determine whether the UK chooses to align with the (EU) CTR or diverge from it to maintain regulatory flexibility. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the (EU) CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. On February 27, 2023, the UK Government and the European Commission reached a political agreement on the “Windsor Agreement” which will revise the Protocol on Ireland/Northern Ireland in order to address some of the perceived shortcomings. Once implemented, this may have further impact on the application of the (EU) CTR in Northern Ireland. A decision by the UK Government not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.
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
The pandemic caused by the novel coronavirus disease, COVID-19, and government measures taken in response, had and continues to have an impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and some facilities and production have been suspended. Due to the COVID-19 pandemic, enrollment of new patients into, and the retention of existing patients in, our clinical trials was impacted due primarily to lower patient participation.
The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the severity of the disease and its variants, the duration of the pandemic, and related impacts to our supply chain and available labor pool. While the continued potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets reducing our ability to access capital, which has and could in the future negatively affect our liquidity. In addition, recessions and market corrections resulting from the COVID-19 pandemic have and could continue to detrimentally impact our business and stock price.
We have conducted and may continue to conduct clinical trials for our product candidates in sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.
We have conducted and may continue to conduct clinical trials outside the U.S. for our product candidates. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone, unless: (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection, if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction in a timely manner or at all.
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
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation and requirements by the FDA and other regulatory agencies in the United States, EU and UK, by legislative bodies in the EU and EU member states and by other regulatory authorities outside these jurisdictions. Failure to obtain marketing approval for a product candidate in any jurisdiction will prevent us from commercializing the product candidate in that jurisdiction and may affect our plans for commercialization in other jurisdictions as well. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and we expect to rely on third parties to assist us in this process.
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
We may seek fast track designation for some of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for this condition, the drug or biologic sponsor may apply for FDA fast track designation. Fast track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development in addition to the potential for rolling review of a marketing application, if the relevant criteria are met. The FDA has broad discretion whether or not to grant this designation, and even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Fast track designation does not assure ultimate approval by the FDA. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from the product development program. Additionally, similar considerations and concerns exist with respect to the pursuit of expedited regulatory approval pathways in jurisdictions outside of the U.S.

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
Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
The development and commercialization of new drug and biologic products is highly competitive and is characterized by rapid and substantial technological development and product innovations. We face competition with respect to our current product candidates and will face competition with respect to product candidates that we may seek to develop or commercialize in the future, including from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We are aware of a number of large pharmaceutical and biotechnology companies, including: AbbVie Inc., Amgen Inc., Arcutis Biotherapeutics Inc., Bristol Myers Squibb Company, Johnson & Johnson, Incyte Corporation, Novartis International A.G., Pfizer Inc., Regeneron Pharmaceuticals Inc., Roivant Sciences Ltd., and Sanofi S.A., as well as smaller, early-stage companies, that are pursuing the development of products, including microbial-based therapeutics, in some instances, for disease indications that we are targeting. Some of these competitive products and therapies are or may be based on scientific approaches that are the same as or similar to our approach, and others are or may be based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations.

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
Additionally, the EU pharmaceutical legislation is currently undergoing a complete review process in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission's proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is currently expected during the first quarter of 2023. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (which is not expected before the end of 2024 or early 2025), may have a significant impact on the pharmaceutical industry in the long term.
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
•    the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), teaching hospitals and ownership and investment interests held by physicians and their immediate family members. Manufacturers are required to submit reports to the government by the 90th day of each calendar year; and
•    analogous state, local and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to our business practices, including but not limited to: research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. State and foreign laws may require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, pricing information or marketing expenditures.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ Medicaid Drug Rebate Program rebate liability is capped at 100% of the average manufacturer price for a covered outpatient drug. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for our products.

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
We may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in derivation, reexamination, inter partes review, ex partes reexamination, post-grant review or other proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. For example, in February 2021, the European Patent Office informed us of a Notice of Opposition by a third party for a patent issued to us. Oral proceedings were held in September 2022, and the Opposition Board maintained claims that we presented in an auxiliary request. No appeal from the Opposition Board’s decision was filed. The patent at issue does not relate to any of our current product candidates.
Any limitation on the protection of the subject technology could hinder our ability to develop and commercialize applicable product candidates.
In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Furthermore, an adverse decision in a proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize our product candidates. The issuance, scope, validity, enforceability and commercial value of our patents are subject to a level of uncertainty.
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
In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also seek to enter into confidentiality and invention or patent assignment agreements with our employees, contractors, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Our trade secrets may also be obtained by third parties by other means, such as breaches of our physical or computer security systems. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them or those to whom they communicate from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.
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

The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that our product candidates or the use of our technologies infringe patent claims or other intellectual property rights held by them, or that we are employing their proprietary technology without authorization. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including proceedings before the USPTO and similar bodies in other countries. Third parties may assert infringement claims against us based on existing intellectual property rights and intellectual property rights that may be granted in the future. If we were to challenge the validity of an issued U.S. patent in court, such as an issued U.S. patent of potential relevance to some of our product candidates or methods of use, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity.
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
It is our policy to enter into confidentiality and intellectual property assignment agreements, including with our employees, contractors, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. For example, even if we have a consulting agreement in place with an academic advisor pursuant to which such academic advisor is required to assign any inventions developed in connection with providing services to us, such academic advisor may not have the right to assign such inventions to us, as it may conflict with his or her obligations to assign all such intellectual property to his or her employing institution.
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
Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may also engage advisors and consultants who are concurrently employed at universities or other organizations or who perform services for other entities. Although we try to ensure that our employees, contractors, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties engaged by us do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or they have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such party’s former or current employer or in violation of an agreement with another party. Although we have no knowledge of any such claims being alleged to date, if such claims were to arise, litigation may be necessary to defend against any such claims.
In addition, while it is our policy to require our employees, contractors, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties engaged by us who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. Similarly, we may be subject to claims that an employee, advisor or consultant performed work for us that conflicts with that person’s obligations to a third party, such as an employer, and thus the third party has an ownership interest in the intellectual property arising out of work performed for us. Although we have no knowledge of any such claims being alleged to date, if such claims were to arise, litigation may be necessary to defend against any such claims.
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
Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives, and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time due to the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. In January 2023, our Board approved the reduction of our workforce by 48 employees, or approximately 45% of our headcount as of such date, in order to preserve cash and prioritize investment in our core clinical programs. This reduction may negatively impact our ability to attract candidates to the Company in the future. Competition to hire from the limited pool referred to above is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to attract and retain high quality personnel, our ability to pursue our business strategy will be limited and our business will be harmed.
Our reduction in force undertaken to extend our cash runway and focus more of our capital resources on our prioritized research and development programs may not achieve our intended outcome.
In January 2023, our board approved a reduction in force affecting approximately 45% of our workforce, in order to preserve cash and prioritize investment in our core clinical programs. The reduction in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our business, financial condition, and results of operations may be materially adversely affected.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
In the future, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product development, regulatory affairs, clinical affairs and manufacturing and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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

Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws. However, under the terms of the Ireland/Northern Ireland Protocol, EU laws have generally applied to Northern Ireland. On February 27, 2023 the UK Government and the European Commission reached a political agreement on the “Windsor Agreement” which will revise the Protocol on Ireland/Northern Ireland in order to address some of the perceived shortcomings in its operation. Under the proposed changes, Northern Ireland would be reintegrated under the regulatory authority of the MHRA with respect to medicinal products. These proposed changes need to be codified and agreed by the respective parliaments of the UK and EU before taking effect. There could be additional uncertainty and risk around what these changes will mean to our business.

More generally, it is currently unclear to what extent the UK Government will seek to align its regulations with the EU. The EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) will automatically expire and be revoked by December 31, 2023. In addition, new legislation such as the (EU) CTR is not applicable in Great Britain. Whilst the EU-UK Trade and Cooperation Agreement (“TCA”) includes the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, it does not contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards. There may be divergent local requirements in Great Britain from the EU in the future, which may impact clinical and development activities that occur in the UK in the future. Similarly, clinical trial submissions in the UK will not be able to be bundled with those of EU countries within the EMA Clinical Trial Information System (“CTIS”), adding further complexity, cost and potential risk to future clinical and development activity in the UK. Significant political and economic uncertainty remains about how much the relationship between the UK and EU will differ as a result of the UK’s withdrawal.
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
The uncertainty regarding new or modified arrangements between the UK and other countries following the withdrawal may have a material adverse effect on the movement of personnel, goods, information or data between the UK and members of the EU and the United States, including the interruption of or delays in imports into the UK of goods originating within the EU and exports from the UK of goods originating there. For example, shipments into the UK of medicinal product substance manufactured for us in the EU may be interrupted or delayed and thereby prevent or delay the manufacture in the UK of drug product. Similarly, shipments out of the UK of drug product to the United States or the EU may be interrupted or delayed and thereby prevent or delay the delivery of drug product to clinical sites. Such a situation could hinder our ability to conduct current and planned clinical trials and have an adverse effect on our business.
Our business and operations may suffer in the event of information technology system failures or security breaches of or unauthorized access to our systems.
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
Despite the implementation of security measures, our information technology systems and those of our current and future partners, service providers, contractors and consultants are vulnerable to attack and damage from computer viruses, unauthorized access, malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, and other security breaches or unauthorized access by persons inside our organization or with access to our internal systems. The risk of a security breach or disruption, particularly through cyberattacks or cyber-intrusions, including by computer hackers, foreign governments and cyber terrorists, generally has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, our information technology systems safeguard important confidential data, including personal data regarding patients enrolled in our clinical trials. As a result of the COVID-19 pandemic and continued hybrid working environment, we may also face increased cybersecurity risks due to our greater reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection and to remove or obfuscate forensic evidence.
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
Certain U.S. states have also adopted comparable privacy and security laws and regulations which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California has enacted the California Consumer Privacy Act (the "CCPA"), which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of and risks associated with data breach litigation. Additionally, the California Privacy Rights Act (the “CPRA”) generally went into effect on January 1, 2023 and significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in other states including Virginia, Utah, Connecticut and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States.
We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, the General Data Protection Regulation (the “GDPR”), which became effective in May 2018, imposes stringent data protection requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or

4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR prohibits the transfer of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place. In July 2020, the Court of Justice of the European Union (the “CJEU”) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Relatedly, following the United Kingdom’s withdrawal from the EEA and the EU and the expiration of the transition period, from January 1, 2021, companies have to comply with both the GDPR and the UK GDPR, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global revenue. If and as we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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

Healthcare legislative reform discourse and potential or enacted measures may have a material adverse impact on our business and results of operations and legislative or political discussions surrounding the desire for and implementation of pricing reforms may adversely impact our business.

In the United States, federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of health care. Legislative and regulatory proposals, enactments to reform health care insurance programs and increasing pressure from social sources could significantly influence the manner in which our products, if approved, are prescribed and purchased. For example, provisions of the ACA have resulted in changes in the way health care is paid for by both governmental and private insurers, including increased rebates owed by manufacturers under the Medicaid Drug Rebate Program, annual fees and taxes on manufacturers of certain branded prescription drugs, the requirement that manufacturers participate in a discount program for certain outpatient drugs under Medicare Part D and the expansion of the number of hospitals eligible for discounts under Section 340B of the PHSA. Additionally, the Inflation Reduction Act of 2022 includes several provisions such as drug pricing controls and Medicare redesign that are likely to impact our business to varying degrees, but its ultimate effect on our business and the healthcare industry in general is not yet known.

We may face uncertainties as a result of efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. There is no assurance that the ACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

There is increasing public attention on the costs of prescription drugs and there have been, and are expected to continue to be, legislative proposals to address prescription drug pricing, which could have significant effects on our business. These actions and the uncertainty about the future of the ACA and healthcare laws may put downward pressure on pharmaceutical pricing and increase our regulatory burdens and operating costs.
Risks Related to Our Common Stock
The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock, and we could be subject to securities class action litigation as a result.
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, and more recently has been a result of disruptions in the global economy, including rising inflation and interest rates, declines in economic growth, international conflict, financial institution failures and continued uncertainty about the ongoing COVID-19 pandemic. As a result of this volatility, you may not be able to sell your shares of common stock at or above the price at which you purchase the shares. The market price for our common stock may be influenced by many factors, including:
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
Based on the number of shares of common stock outstanding as of December 31, 2022, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, shares representing approximately 70% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership control may have the effect of delaying, deferring or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate 18.3 million shares of our common stock as of December 31, 2022 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, including entities affiliated with Flagship Pioneering, until such shares can otherwise be sold without restriction under Rule 144 of the Securities Act or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
We may not maintain qualification for listing on Nasdaq, which may impair your ability to sell your shares.
Our common stock is currently listed on the Nasdaq Global Select Market (“Nasdaq”). Nasdaq requires listed companies to meet certain listing criteria including total number of stockholders, corporate governance requirements, minimum closing bid price, total value of public float, and in some cases total stockholders’ equity and market capitalization requirements. If we fail to satisfy the continued listing standards, including with respect to the maintenance of a minimum share price, or if Nasdaq, in its discretion, determines that a condition exists that makes further dealings of our Company on the exchange unwarranted, Nasdaq may issue a non-compliance letter or initiate delisting proceedings. Such a delisting would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. If for any reason our common stock does not maintain eligibility for listing on Nasdaq, we may list our common stock elsewhere, such as one of the OTC markets, which are generally considered less liquid and more volatile than a national securities exchange, and could mean that certain institutional investors could no longer hold or purchase our stock, and as a result, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price of their shares. This could materially and adversely affect the liquidity of our common stock.
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
We are an "emerging growth company" as that term is used in the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”) and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering of our common stock, or December 31, 2023, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
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
As of December 31, 2022, our fiscal year end, we had approximately $240.3 million and $241.3 million of federal and state net operating losses ("NOLs"), respectively. The federal NOLs include $49.9 million which expire at various dates through 2036, and $190.4 million which carry forward indefinitely. Our ability to use such federal NOLs to offset taxable income is limited to 80% of taxable income with respect to taxable years beginning after December 31, 2020. Our state NOLs expire at various dates through 2042. As of December 31, 2022, we had federal and state research and development tax credits of $9.6 million and $4.6 million, respectively, which expire at various dates through 2041. A portion of these NOLs and the tax credit carryforwards could expire unused and be unavailable to offset future taxable income or income tax liabilities, respectively. In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change NOLs or tax credits to offset future taxable income or tax liabilities. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or tax credits may be subject to limitations arising from previous ownership changes. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our state NOLs or tax credits may also be limited or impaired under state law. Our ability to utilize our NOLs or tax credits is also conditioned upon our attaining profitability and generating federal and state taxable income and income tax liabilities. We have incurred significant net losses since our inception and, therefore, we do not know whether or when we will generate the federal or state taxable income or income tax liabilities necessary to utilize our NOLs or tax credits. Accordingly, we may not be able to utilize a material portion of our NOLs or tax credits. In addition, we may be required to pay federal income taxes due to the 80% limitation on utilization of certain federal NOLs to offset taxable income, even if we have federal NOLs that are otherwise available for use.
General Risk Factors
We have incurred and expect to continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.
As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. These expenses will be even greater after we are no longer an emerging growth company and/or a smaller reporting company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives.
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
As a public company, we are required to maintain effective disclosure controls and procedures and internal control over financial reporting, and to report any material weaknesses in such internal controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, we have identified three material weaknesses to date. In October 2021, we identified a material weakness relating to an insufficient process for confirming final approvals for the release of reviewed and approved documentation prior to filing such documentation with the SEC. In connection with the preparation of our financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which we filed with the SEC on March 24, 2022, we identified a material weakness relating to the review of certain financial transactions and the preparation and review of account reconciliations which were not performed using a sufficient level of precision and accuracy. In the third quarter of 2022, we identified instances of non-compliance with provisions of the Prior Loan Agreement which resulted in events of default that were not identified or prevented on a timely basis. We, therefore, concluded that there was a material weakness in our internal controls over financial reporting, as our controls over debt covenant monitoring and compliance were not operating with sufficient precision and timeliness. These material weaknesses did not result in any financial statement modifications, and there were no changes to our previously disclosed financial results. The remediation efforts that we take to address a material weakness need to be completed and operating effectively for a sufficient period of time before we are able to deem such material weakness fully remediated. See Part II, Item 9A “Controls and Procedures” for additional information about these material weaknesses and our remediation efforts.
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
Various macroeconomic factors could adversely affect our business and financial condition, including, for example, changes in inflation, interest rates and foreign currency exchange rates, crises involving banking and financial institutions specifically, and overall economic conditions and uncertainties generally. For instance, if inflation and the resulting increase in interest rates, such as that recently observed in the U.S. and elsewhere, or other factors were to significantly increase costs generally, it may increase our product candidate development and other operating costs, having an adverse effect on our cash flows and results of operations.
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
In addition, military conflict such as that ongoing between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the U.S., the EU or Russia (for example, potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, our CMOs and other third parties with which we conduct business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.
There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.
In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.
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
On February 12, 2021, the European Patent Office issued a Communication of a Notice of Opposition for European patent EP 3223834, which is held by us. Oral proceedings were held in September 2022, and the Opposition Board maintained claims that we presented in an auxiliary request. No appeal from the Opposition Board’s decision was filed. The patent at issue does not relate to any of our current or anticipated product candidates.
Item 4. Mine Safety Disclosures
Not applicable.

INFORMATION ABOUT OUR DIRECTORS & EXECUTIVE OFFICERS
The following information with respect to our Board of Directors and executive officers is presented as of March 16, 2023:

Name	Age	Position at Evelo	Principal Employment
Balkrishnan (Simba) Gill, Ph.D.	58	Chief Executive Officer, President and Director	Same
Mark Bodmer, Ph.D.	65	Chief Scientific Officer and President of Research and Development	Same
Duncan Mc.Hale, M.B.B.S., Ph.D.	56	Chief Medical Officer	Same
Mark D. Plinio	56	Chief Commercial Officer	Same
Marella Thorell	56	Chief Financial Officer	Same
Lord Ara Darzi	62	Director (Chairperson)	Paul Hamlyn Chair of Surgery and Director of the Hamlyn Centre at Imperial College London, a research university
Juan Andres	58	Director	President of Strategic Partnerships and Enterprise Expansion at Moderna, Inc., a biotechnology company
Jose-Carlos Gutiérrez-Ramos, Ph.D.	60	Director	Chief Science Officer at Danaher Corporation, a science and technology company
John Hohneker, M.D.	63	Director	Retired
Julie McHugh	58	Director	Retired
Iain McInnes, Ph.D., M.B.Ch.B	58	Director	Vice Principal and Head of the College of Medical, Veterinary and Life Sciences at the University of Glasgow, a research university
Theodose Melas-Kyriazi	63	Director	Chief Financial Officer of Levitronix Technologies, Inc., a life sciences manufacturing company
Tonya Williams	49	Director	President of Twill Strategies LLC, a public affairs consulting company

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “EVLO.”
Holders of Record
As of March 10, 2023, there were approximately 26 holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Unregistered Sales of Equity Securities
Except as disclosed in Item 5 "Other Information" of our Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2022 filed with the SEC on November 14, 2022, and as disclosed in our Current Report on Form 8-K filed with the SEC on December 16, 2022, there were no sales of unregistered equity securities during the year ended December 31, 2022.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several important factors, including without limitation those set forth under “Summary Risk Factors,” Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should carefully read the “Risk Factors” section of this Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.” A discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, as well as a discussion of our 2020 fiscal year, specifically, has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 24, 2022, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Overview
Evelo is a clinical-stage biotechnology company focused on discovering and developing a new class of oral medicines that act on immune cells in the small intestine with systemic effects.
We believe the small intestine has a profound influence on systemic immunity and can resolve inflammation throughout the body. We have discovered that specific single strains of microbes resident in the mucosal lining of the small intestine, and the extracellular vesicles they shed, have the potential to resolve inflammation throughout the body when given orally at pharmacological doses, by physically interacting with immune cells in the small intestine. Engagement in the small intestine can lead to the generation of circulating T cells with regulatory activity that down-regulate multiple inflammatory pathways, including Th1, Th2 and Th17, without suppressing immunity. Our investigational medicines have not been observed to colonize the gut nor modify the microbiome.
This discovery may create the potential for a new type of effective, safe, well tolerated, and convenient medicine for people with many types and stages of inflammatory diseases. Evelo initially is developing EDP1815 as a treatment in psoriasis and atopic dermatitis and EDP2939 in psoriasis. If shown to be effective in inflammatory disease mediated by the Th1, Th2 or Th17 inflammatory pathways, we believe these same investigational medicines have potential utility in additional inflammatory diseases, such as psoriatic and other forms of arthritis, asthma, allergy, and inflammatory bowel disease.
Clinical Programs
EDP1815
EDP1815 is an investigational oral biologic being developed for the treatment of inflammatory diseases. It is a single strain of Prevotella histicola isolated from a human donor and selected for its specific pharmacology. EDP1815 is currently in clinical development for both psoriasis, driven largely by Th17 inflammation, and atopic dermatitis, driven by TH2 inflammation.
Psoriasis
Preparation for registration trials
Following completion of the Phase 2 trial of EDP1815 in psoriasis described below, we are undertaking various activities to prepare for potential registration trials of EDP1815 in psoriasis, advancement into which is funding dependent, including CMC preparations, protocol development and regulatory agency consultation.
We have received feedback from the FDA, EMA and MHRA regarding our proposed registration trial design of EDP1815 in psoriasis, including the primary and secondary endpoints. We also sought feedback and discussed critical components of the CMC for EDP1815 with EMA and MHRA, particularly our proposals regarding product release and stability testing. We reached alignment regarding: use of a primary endpoint of PGA 0/1 with a 2-point improvement; no need for an active comparator in Europe, with placebo control acceptable in the mild-to-moderate population; and CMC plan for release and stability testing panels. We believe the regulatory feedback provides a path toward registration trials in psoriasis and we are incorporating the agencies' comments into our Phase 3 trial designs and related preparatory work.
Phase 2 clinical trial
In September 2021, we announced positive data from a Phase 2 trial of EDP1815 in psoriasis. This multicenter, randomized, double-blind, placebo-controlled, dose-ranging Phase 2 trial evaluated three doses of EDP1815 in adult patients with mild and moderate psoriasis. The trial included a treatment phase (Part A) and an off-treatment, follow-up phase (Part B). In Part A of the trial, 249 patients were randomized in a 1:1:1 ratio to one of three parallel cohorts: 1 capsule, 4 capsules or 10 capsules. They were then randomized in a 2:1 ratio to active or placebo prior to the start of dosing. Trial medication was taken once daily for 16 weeks, and all patients were followed for 4 weeks after treatment completion to week 20. PASI scores were assessed by both mean changes from baseline and responder rates. The primary endpoint was the mean percentage change in PASI scores between treatment and placebo at 16 weeks. Secondary endpoints included the proportion of study patients who achieved at least a 50% improvement in PASI from baseline at the week 16 timepoint, and other clinical measures of disease such as PGA, BSA, PGA x BSA, PSI, and DLQI.
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
The primary endpoint for the trial is the proportion of patients who achieve an outcome of a 50% improvement from baseline in EASI score at week 16. Secondary endpoints include several physician-reported outcomes, such as IGA and BSA, along with patient-reported outcomes such as DLQI, daily itch using the Pruritus-NRS, and POEM. Patients will be randomized into one of four cohorts. Cohorts 1-3 include approximately 100 patients per cohort randomized in a 3:1 ratio (75 to EDP1815 and 25 to placebo) for a total of approximately 300 patients. Patients in Cohort 4 are randomized in a 2:1 ratio (70 to EDP1815 and 35 to placebo) for a total of approximately 105 patients.
Each cohort in the trial is independently tested for the potential of EDP1815 in the treatment of atopic dermatitis, as well as specific hypotheses with regards to cell concentration, manufacturing process, dosing regimen and site of release. Cohort 1 explored a daily dose of 1.6 x 1011 total cells of EDP1815 or matching placebo administered as two capsules once daily. Patients dosed in this cohort received the same EDP1815 drug product as used in the previously completed Phase 2 psoriasis study which demonstrated an improvement in PASI-50 responses (as defined below). This was intended to allow a relative comparison of the benefit observed in psoriasis patients during the Phase 2 trial with any observed benefit in atopic dermatitis patients. Cohort 2 of the atopic dermatitis trial tested 6.4 x 1011 total cells of EDP1815 or matching placebo administered as two capsules once daily. This higher concentration of EDP1815 drug product was produced using a different manufacturing process, which was intended to allow an assessment of the clinical activity of a higher concentration of EDP1815 in a single capsule and of the alternate manufacturing process. Cohort 3 used the same drug product and daily dose as Cohort 2 (or matching placebo), but was administered as one capsule taken twice daily. This cohort was intended to test if there was any additional benefit obtained from a twice a day regimen versus once a day. Patients in Cohort 4 receive EDP1815 (8.0 x 1010 total cells) in a faster release capsule that releases the drug product higher up in the small intestine than the capsule used in the other three cohorts, or matching placebo. The Cohort 4 drug product has been manufactured using the same drug substance manufacturing process as in Cohort 1. Cohort 4 is evaluating if release of EDP1815 higher up in the small intestine provides greater clinical activity, as separate preclinical study data has previously demonstrated that higher release resulted in improved pharmacodynamic effects against inflammation in mice. All patients in Cohort 4 will have the opportunity to join an open-label extension trial once they complete 16 weeks of dosing. Patients in the open-label extension trial will receive EDP1815 for a further 36 weeks.
In February 2023, we announced interim data from our Phase 2 trial of EDP1815 in atopic dermatitis. Cohorts 1, 2 and 3 of the trial failed to meet the primary endpoint, which is the proportion of patients who achieve an outcome of EASI-50 response, compared to placebo at week 16. EASI-50 responses or greater were achieved in 41%, 38% and 32% of patients with mild to moderate disease at week 16, in cohorts 1, 2 and 3 respectively. Patients on placebo had an overall EASI-50 response of 56% and placebo responses varied significantly by geography. We are evaluating the data to understand the very high placebo response rates observed in Cohorts 1-3 of the trial, which occurred with greater prevalence in certain geographic regions. No conclusions regarding the cause of the high placebo response have yet been identified, but analysis is on-going. In all three cohorts, EDP1815 was well-tolerated.
Cohort 4 of the Phase 2 trial of EDP1815 in atopic dermatitis is fully recruited and is testing a faster release capsule, intended to deliver EDP1815 higher up in the small intestine, that may potentially enable greater clinical activity. Data from this cohort of patients is expected in the second quarter of 2023 and will inform our path forward for EDP1815 in patients with atopic dermatitis.
Scintigraphy Studies
We continue to evaluate different formulations of EDP1815 with the goal of providing optimum delivery of the drug substance in the small intestine. We completed a Phase 1 single center clinical trial in healthy human volunteers that assessed the release characteristics of different formulations (capsules and tablets) of EDP1815 by gamma scintigraphy imaging. In March 2022, results from the Phase 1 trial showed that a capsule with an improved release profile was able to deliver EDP1815 higher up in the small intestine. In 17 of the human volunteers studied, 15 (or 88%) showed that EDP1815 released in the jejunum, the upper part of the small intestine. Preclinical data have shown that the higher that EDP1815 is released in the small intestine, the greater the observed effect. We are evaluating this faster release capsule in Cohort 4 of our Phase 2 trial of EDP1815 in atopic dermatitis and in Phase 1/2 trial of EDP2939 in psoriasis.
Other Indications
We intend to evaluate EDP1815 in additional inflammatory disease indications. Potential indications may include psoriatic arthritis, asthma, axial spondylarthritis and rheumatoid arthritis.
EDP2939
EDP2939 is an investigational oral biologic consisting of EVs that we are developing for the potential treatment of inflammatory diseases. In vitro studies of EDP2939 in human and mouse cellular assays and in vivo models support its further development in the treatment of inflammatory diseases.
Preclinical Studies
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
Phase 1/2 Clinical Trial
Dosing in our Phase 1/2, randomized, placebo-controlled trial has commenced and is being conducted in two parts. Part A will evaluate the safety and tolerability of EDP2939 in healthy volunteers. The primary endpoints of Part A (Phase 1) are safety endpoints, including adverse events, vital signs and safety laboratory tests. Part B (Phase 2) will evaluate the safety, tolerability and preliminary efficacy in adults with moderate psoriasis. The primary endpoint of Part B is the proportion of participants with moderate psoriasis achieving a PASI-50 response compared to placebo.
Part A (Phase 1) of the study is being conducted according to a randomized, placebo-controlled, participant-and investigator-blind, sponsor-open design. It includes up to three sequential, escalating multiple dose cohorts. Each cohort will comprise of 12 healthy volunteers receiving EDP2939 or placebo orally once a day for up to 10 days according to a 2:1 randomization. Prior to dose escalation, safety will be reviewed by a SRC, comprising members of the sponsor’s clinical team and study investigators. Dose escalation to the next cohort may proceed once safety data from at least 10 participants who have completed the treatment period in the current cohort has been reviewed. An SRC meeting will also occur once safety data from at least 10 participants is available from Cohort 3. Cohort 1 of Part A of the study started dosing of healthy volunteers in January 2023, and no safety or tolerability concerns have been identified. Dose escalation proceeded to healthy volunteers in Cohort 2 after the dose level in Cohort 1 was reviewed by the SRC.
Part B (Phase 2) commenced dosing in psoriasis patients in February 2023, following the SRC review of initial dose level in Part A (Phase1). Part B (Phase 2) of the study is being conducted according to a randomized, double-blind, placebo-controlled design in participants with moderate plaque psoriasis. Participants in Part B will be randomly assigned in a 1:1 ratio to EDP2939 or matching placebo administered orally as a single capsule once a day for 16 weeks. We expect to report data from Part B (Phase 2) cohort in the second half of 2023.
Financing
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
In July 2022, we entered into an “at-the-market” offering sales agreement with Cowen (the "2022 ATM") providing for the offering, issuance and sale of up to $75.0 million of common stock under the 2021 Shelf Registration Statement. We sold 2,799,400 shares of our common stock under the 2022 ATM during the year ended December 31, 2022. These shares were sold at a weighted average price per share of $2.10 for aggregate net proceeds of $5.9 million, after deducting commissions and offering costs. As of December 31, 2022, $69.1 million remained available to be sold under the 2022 ATM.
Debt Refinancing
In December 2022, we entered into a loan agreement with Horizon pursuant to which Horizon agreed to make term loans in an aggregate principal amount of up to $45.0 million, available to us on the closing date and we borrowed $45.0 million. Borrowings under the loan agreement are collateralized by substantially all of our personal property, excluding intellectual property, and we pledged our equity interests in our subsidiaries, subject to certain limitations with respect to our foreign subsidiaries. This loan carries interest only until February 2026, at which time it begins to amortize.
In connection with the entry into this new loan agreement, we repaid in full all outstanding indebtedness under our loan and security agreement with K2HV dated July 19, 2019, as amended, and K2HV terminated all of its interests except for 663,750 shares of our common stock subject to warrant. The aggregate principal amount of the loan outstanding at the time of repayment was $45.0 million. K2HV's security interest in our assets under the loan agreement were terminated in connection with our discharge of our indebtedness. See Note 8 - Loan and Security

Agreements to our consolidated financial statements in this Annual Report on Form 10-K for additional information regarding our debt facility.
Chief Executive Officer Succession Plan
In August 2022, we announced the succession plan for Balkrishan “Simba” Gill, Ph.D., to transition from his role as our Chief Executive Officer and President to the role of Chairperson of our Board of Directors.
In January 2023, our Board of Directors asked Dr. Gill, and Dr. Gill agreed, to remain in his position as our Chief Executive Officer and President, and we halted the search for his successor. As a result, we anticipate that the leadership of our Board of Directors will remain unchanged, with Lord Ara Darzi continuing to serve as Chairperson.
Workforce Reduction
On January 31, 2023, our Board of Directors approved a plan to reduce our workforce by 48 employees, or approximately 45% of the our headcount as of such date (the “Workforce Reduction”), in order to preserve cash and prioritize investment in our core clinical programs. We estimate that we will incur aggregate charges in connection with the Workforce Reduction of approximately $2.7 million, which relate primarily to severance payments and related continuation of benefits costs, all of which are anticipated to result in future cash expenditures, along with the payment of accrued benefits, such as paid-time-off. We expect the majority of these costs to be incurred during the quarter ending March 31, 2023.
The foregoing estimates of the charges and expenditures that we expect to incur in connection with the Workforce Reduction, and the timing thereof, are subject to several assumptions and the actual amounts incurred may differ materially from these estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Workforce Reduction.
ALJ Collaborations
In March 2021, we announced a strategic collaboration to develop and commercialize our lead inflammation product candidate, EDP1815, in the Middle East, Turkey, and Africa with ALJ. Under the terms of the agreement, we received an upfront payment from ALJ and we are primarily responsible for the development and manufacturing of EDP1815 worldwide, whilst ALJ will be primarily responsible for development, regulatory submissions and commercialization activities in the agreed-upon regions. ALJ and we will participate in a 50:50 profit share arrangement. See Note 2 - Summary of Significant Accounting Policies and Note 3 - ALJ Collaborative Agreement to our consolidated financial statements in this Annual Report on Form 10-K for additional information regarding the commercialization and license agreement with ALJ.
Global Events and Macroeconomic Conditions
Our operations have been and may in the future be impacted by several global events including, for example, changes to existing geopolitical dynamics, social and economic instability, and the impact of the COVID-19 pandemic, which have resulted in increased market volatility, changes to the labor market, sustained inflationary environment, increasing interest rates, financial institution failures and supply chain constraints. We have also seen adverse impacts from foreign currency exchange rates as a result of our UK operations, which have impacted our results. The ultimate extent the impact these global events and economic conditions will have on our businesses, operating results, cash flows, liquidity and financial condition will be driven primarily by the severity and duration of these conditions and the broad impact to the U.S. and global economies.

Financial Operations Overview
Revenue
We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. As discussed in Note 3 - ALJ Collaborative Agreement to our consolidated financial statements, we have entered into a collaboration agreement that will result in the recognition of $7.5 million of revenue upon the satisfaction of the performance obligation identified within the agreement. If our development efforts for our current product candidates or additional product candidates that we may develop in the future are successful and result in marketing approval, or if we enter into additional collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.
Operating Expenses
Our operating expenses since inception have consisted primarily of research and development ("R&D") activities and general and administrative ("G&A") costs.
Research and Development Expenses
R&D expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:
•expenses incurred under agreements with third parties, including investigative sites, external laboratories and CROs, that conduct research, preclinical activities and clinical trials on our behalf;
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
We expense R&D costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our consolidated financial statements as prepaid or accrued R&D expenses. Nonrefundable advance payments for goods or services to be received in the future for use in R&D activities are deferred and capitalized, even when there is no alternative future use for the research and development. The capitalized amounts are expensed as the related goods are delivered or the services are performed.
Our primary focus of R&D since inception has been building a platform to enable us to develop medicines based on an understanding of the gut-body network and to show potential clinical utility and develop the first set of clinical assets. Our platform and program expenses consist principally of costs, such as preclinical research, process development research, clinical and preclinical manufacturing activity costs, clinical development costs, licensing expense as well as an allocation of certain indirect costs, facility and office related expenses. We do not allocate personnel costs, which include salaries, discretionary bonus and stock-based compensation costs, as such costs are separately classified as R&D personnel costs.
R&D activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Subject to obtaining appropriate funding, we expect that our R&D expenses will continue to increase in the foreseeable future as we continue to implement our business strategy and our ongoing clinical trials for our product candidates including EDP1815 and EDP2939, initiate additional clinical trials including potentially for EDP1815 and EDP2939, discover and develop additional product candidates, seek regulatory approvals for any products that successfully complete clinical trials, continue to source or potentially build manufacturing capabilities, hire additional R&D personnel and expand into additional therapeutic areas.
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
•any delays in clinical trials, as a result of public health crises, such as the COVID-19 pandemic;
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
A change in any of these or other variables with respect to the development of any of our current or future product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. We expect our research and development expenses to increase at least over the next several years as we continue to implement our business strategy, advance our current programs, expand our research and development efforts, seek regulatory approvals for any product candidates that successfully complete clinical trials, identify and develop additional product candidates, and incur expenses associated with hiring additional or retaining existing personnel to support our research and development efforts.

General and Administrative Expenses
G&A expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, pre-commercial, corporate and business development, and administrative functions. G&A expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; administrative travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs; and other costs associated with operating a public company including investor relations and board related fees and expenses.
Interest Expense, Net
During the years ended December 31, 2022 and 2021, interest expense, net consisted primarily of interest at the stated rate on borrowings under our loan and security agreements, amortization of deferred financing costs and interest expense related to the accretion of debt discount offset by interest earned on institutional money market instruments.
We anticipate that the interest expense on our outstanding loan will increase in the near term, if and as interest rates rise in response to actions taken by the U.S. Federal Reserve. We expect that interest income earned on our money market accounts may increase in response to rising interest rates; however the net impact is uncertain given our fluctuating cash/money market balances.
Loss on Extinguishment of Debt
Loss on extinguishment of debt for the year ended December 31, 2022 reflects the difference between the reacquisition cost of the new debt with Horizon, inclusive of the fair value of the warrant issued to purchase our common shares at $1.94 per share, and the carrying amount of the existing debt in addition to lender fees.
Other Miscellaneous Income, Net
For the year ended December 31, 2022, other miscellaneous income, net consists of government R&D tax credits related to our operations in the UK, offset by foreign currency exchange losses and changes in the fair value of common stock warrants.
Income Taxes
Income tax expense primarily relates to tax expense at our UK subsidiary.
Since our inception in 2014, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations
Comparison of Years Ended December 31, 2022 and 2021
Our statement of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,		Change
	2022	2021
Operating expenses:
Research and development	$78,554	$83,643	$(5,089)
General and administrative	29,912	31,753	(1,841)
Total operating expenses	108,466	115,396	(6,930)
Loss from operations	(108,466)	(115,396)	6,930
Other income (expense):
Interest expense, net	(4,672)	(3,612)	(1,060)
Loss on extinguishment of debt	(520)	(3,226)	2,706
Other miscellaneous income, net	61	486	(425)
Total other expenses, net	(5,131)	(6,352)	1,221
Loss before income taxes	(113,597)	(121,748)	8,151
Income tax expense	(930)	(428)	(502)
Net loss	$(114,527)	$(122,176)	$7,649
Net Loss
The net loss was $114.5 million for the year ended December 31, 2022, compared to $122.2 million for the year ended December 31, 2021. The lower net loss of $7.6 million was the result of a decrease of $6.9 million in total operating expenses, and a $2.7 million lower loss on the extinguishment of debt in the current year, offset by a $1.1 million increase in net interest expense, a $0.4 million decrease in other miscellaneous income and a $0.5 million increase in income taxes. Of our total operating expenses, R&D expenses decreased by $5.1 million while G&A expenses decreased by $1.8 million.
Research and Development Expenses (in thousands):

	Year Ended December 31,		Change
	2022	2021
Inflammation programs	$39,030	$37,394	$1,636
Personnel costs	18,845	22,030	(3,185)
Platform expenses	13,350	13,412	(62)
Stock-based compensation	7,140	8,004	(864)
Oncology programs	189	2,803	(2,614)
Total research and development expenses	$78,554	$83,643	$(5,089)
R&D expenses were $78.6 million for the year ended December 31, 2022, compared to $83.6 million for the year ended December 31, 2021. The overall decrease of $5.1 million was driven primarily by a $3.2 million decrease in personnel costs due to the absence of discretionary bonus expense in 2022, a decrease of $0.9 million stock-based compensation, and $2.6 million lower costs as a result of the completion of the oncology program related spend. These decreases were partially offset by a $1.6 million net increase in inflammation programs spending, which was driven by the ramp up of the EDP1815 Phase 2 trial in atopic dermatitis, initiation of EDP2939 extracellular vesicles programs, and a KLH trial for EDP1815. These increases were partially offset by a decrease in spending upon the completion of an EDP1815 Phase 2 trial in psoriasis patients, EDP1815 Phase 1b trials, and the closeouts of the EDP1867 and EDP1815 COVID-19 programs. Overall, we expect to continue to closely control spending in research and development, as appropriate, prioritizing our clinical trials for our lead product candidates EDP1815 and EDP2939 and, as resources permit, potentially expand into additional therapeutic areas, continue discovery and development efforts for additional potential product candidates, and seek to increase manufacturing capabilities.

General and Administrative Expenses (in thousands):

	Year Ended December 31,		Change
	2022	2021
Personnel costs	$11,342	$11,769	$(427)
Stock-based compensation	8,018	7,842	176
Professional fees	5,833	6,714	(881)
Facility costs, office expense and other	4,719	5,428	(709)
Total general and administrative expenses	$29,912	$31,753	$(1,841)
G&A expenses were $29.9 million for the year ended December 31, 2022, compared to $31.8 million for the year ended December 31, 2021. The decrease of $1.8 million was primarily driven by a $0.9 million decrease in general and administrative professional fees (including lower consulting fees offset by increased investment in intellectual property), a $0.7 million decrease in facilities and related spend given focus on cost controls, and a $0.4 million decrease in personnel-related costs partially driven by the absence of discretionary bonus expense in 2022, partially offset by a $0.2 million increase in stock-based compensation.
Total Other Expense, Net
Total other expense, net for the year ended December 31, 2022 was $5.1 million compared to $6.4 million for the year ended December 31, 2021. This decrease of $1.2 million was primarily driven by a $2.7 million lower loss on the extinguishment of debt realized in 2022 compared to 2021, offset by increased net interest expense of $1.1 million resulting from both higher current year average debt balances and interest rates, and a $0.4 million losses on foreign currencies.

Liquidity and Capital Resources
We were incorporated and commenced operations in 2014. Since our incorporation, we have devoted substantially all of our resources to developing preclinical and clinical product candidates, building our intellectual property portfolio and process development and manufacturing function, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily with the proceeds from issuance of our common stock combined with proceeds from previous sales of our convertible preferred stock to our equity investors and borrowings under loan and security agreements. From our inception through December 31, 2022, we have received gross proceeds of $520.1 million from such transactions, which includes a net $45.0 million borrowed under debt facilities. As of December 31, 2022, we had cash and cash equivalents of $47.9 million and an accumulated deficit of $529.2 million.
In February 2023, we released interim data from the first three cohorts of our ongoing Phase 2 trial of EDP1815 in atopic dermatitis patients. Cohorts one, two and three failed to meet the trial's primary endpoint, which is the proportion of patients who achieve an outcome of an EASI-50 response, compared to placebo at week 16. In connection with this data, we implemented cost reduction initiatives, including a reduction in workforce of 48 employees, or approximately 45% of our headcount as of the date of the reduction, in order to preserve cash and prioritize investment in our core clinical programs. We estimate that we will incur aggregate charges in connection with the Workforce Reduction of approximately $2.7 million, which relate primarily to severance payments and related continuation of benefits costs, all of which are anticipated to result in future cash expenditures, along with the payment of accrued benefits (such as paid-time-off). We expect the majority of these costs to be incurred during the quarter ending March 31, 2023. The Workforce Reduction and other cost savings actions being implemented are expected to extend our cash runway into the third quarter of 2023.
We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. We incurred net losses of approximately $114.5 million and $122.2 million for the years ended December 31, 2022 and 2021, respectively. We have incurred losses and generated negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. The transition to profitability is dependent upon the successful development, approval, and commercialization of our products and product candidates and the achievement of a level of revenues adequate to support our cost structure. Based on our current operating plan, we believe that our cash and cash equivalents as of December 31, 2022 will not be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Annual Report on Form 10-K, and we will need to obtain additional funding. Until such time, if ever, as we can generate revenue from product sales, we intend to pursue strategic partnerships, licensing arrangements and collaborations, and obtain additional funding through our available financing sources, which may include additional public offerings of common stock and private financing of debt or equity. There can be no assurance that we will be successful in pursuing any such partnerships, licensing arrangements or collaborations, or that any such financings will be obtained on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will have to significantly delay, scale back or discontinue our research and development programs, future commercialization efforts, or operations. Our beliefs about our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding, if it is available, sooner or on less desirable terms than would otherwise be expected.
We anticipate capital expenditures for 2023 to be minimal.
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
We expect our expenses to increase substantially in connection with our ongoing development activities related to the initiation of clinical studies and preclinical work on additional monoclonal microbial and extracellular vesicle product candidates, which are still in development, and our follow-on therapeutics and other programs. In addition, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•continue our clinical trials, including for EDP1815 and EDP2939;
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

As of December 31, 2022, our principal source of liquidity is cash and cash equivalents, which totaled $47.9 million. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits. We expect that our existing cash and cash equivalents as of December 31, 2022 will enable us to fund our planned operating expenses and capital expenditure requirements into the third quarter of 2023. Based on our current operating plan, we believe that our cash and cash equivalents will not be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Annual Report on Form 10-K, and we will need to obtain additional funding. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our forecast is based on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Due to the uncertainty in securing additional funding, and the insufficient amount of cash and cash equivalent resources as of December 31, 2022, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Annual Report on Form 10-K.
Because of the numerous risks and uncertainties associated with the development of our product candidates, including EDP1815 and EDP2939, any additional product candidates or any follow-on programs, and because the extent to which we may enter into further partnerships, collaborations or licensing arrangements with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for our technology platform or our other programs will depend on many factors, including:
•the costs, progress and results of our clinical trials, including of EDP1815 and EDP2939;
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
Adequate additional funds may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require or involve the issuance of warrants, which could potentially dilute the ownership interest of existing stockholders. The terms of our loan and security agreement with Horizon preclude us from paying dividends on our equity securities without their consent. If we lack sufficient capital to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations would be materially adversely affected.
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
Financing
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
We also anticipate continuing increases in U.S. interest rates will result in both higher interest expense and potentially interest income depending upon our invested cash balance, but we are unable to anticipate with any certainty the future net effect to our consolidated net loss and resulting cash flows from operating activity.
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

Equity Financing
In June 2019, we filed a Registration Statement on Form S-3 (File No. 333-231911) (the “2019 Shelf Registration Statement”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200 million for a period of up to three years from the date of its effectiveness on June 6, 2019. We simultaneously entered into an “at-the-market” offering sales agreement with Cowen and Company, LLC, as sales agent ("Cowen") (the "2019 ATM") providing for the offering, issuance and sale of up to $50.0 million of common stock under the 2019 Shelf Registration Statement.
For the year ended December 31, 2022, we sold no shares of common stock under the 2019 ATM. For the year ended December 31, 2021, we issued 139,734 common shares under the 2019 ATM with offering prices ranging between $12.54 and $13.17 per share for net proceeds of $1.7 million. The 2019 Shelf Registration Statement expired in June 2022, and we terminated the 2019 ATM in July 2022.
In January 2021, we entered into a stock purchase agreement with ALJ Health Care & Life Sciences Company Limited ("ALJ Health Care"), pursuant to which on February 2, 2021, ALJ Health Care purchased $7.5 million of our common stock in a private placement at a purchase price of $15.00 per share. The sale of these 500,000 shares was not registered under the Securities Act.
In February 2021, we sold 5,175,000 shares of our common stock in an underwritten public offering at a public offering price of $15.00 per share, including the underwriters' exercise of their option to purchase 675,000 shares to cover over-allotment, generating gross proceeds of $77.6 million and net proceeds of $73.0 million, after deducting underwriting discounts and commissions, exclusive of other offering expenses payable by us.
In August 2021, we filed a Registration Statement on Form S-3 (File No. 333-259005) (the “2021 Shelf Registration Statement”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200 million for a period of up to three years from the date of its effectiveness on August 30, 2021.
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

In July 2022, we entered into an “at-the-market” offering sales agreement with Cowen (the "2022 ATM") providing for the offering, issuance and sale of up to $75.0 million of common stock under the 2021 Shelf Registration Statement. We sold 2,799,400 shares of our common stock under the 2022 ATM during the year ended December 31, 2022. These shares were sold at a weighted average price per share of $2.10 for aggregate net proceeds of $5.9 million, after deducting commissions and offering costs. As of December 31, 2022, $69.1 million remained available to be sold under the 2022 ATM.
See “Liquidity and Capital Resources" and Note 11 - Stockholders' (Deficit) Equity to our consolidated financial statements in this Annual Report on Form 10-K for additional information regarding our equity financing.
Debt Financing
K2 HealthVentures LLC Loan Termination
In July 2019, we entered into a loan and security agreement with K2HV, under which K2HV agreed to extend term loans of up to $45.0 million in three tranches. The initial tranche of $20.0 million was funded in July 2019. The second tranche of $10.0 million was funded in July 2020. The availability of the third tranche of $15.0 million expired in January 2021. The facility was amended in June 2021 (the "Amended Credit Facility"), to supersede the expired $15.0 million third tranche commitment with a new $15.0 million fourth tranche commitment, which we drew down in June 2021. The Amended Credit Facility resulted in a debt extinguishment for accounting purposes, and we recorded a loss on the extinguishment of debt of $3.2 million in the third quarter of 2021, equaling the difference between the fair value for reacquisition of the new debt and the carrying amount of the existing debt.

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
During our debt covenant compliance reviews applicable to periods in the third quarter of 2022, we identified certain Events of Default (as defined in the Amended Credit Facility) resulting from non-compliance with certain provisions of the Amended Credit Facility. Under the Amended Credit Facility, Events of Default may have entitled the lenders to default interest, the ability to terminate the facility and the ability to accelerate repayment of any outstanding loans in full.
On November 14, 2022, we and K2HV entered into a Waiver of Specific Defaults and Modification of Terms letter (the “Modification Letter”) to the Amended Credit Facility whereby we agreed, among other things, to accelerate the Final Payment of $2.2 million such that it became payable and was paid on December 12, 2022, to amend and restate the Warrant to change the Warrant Price to $2.00 per share and increase the number of shares subject to the Warrant to 663,750; and with respect to the Conversion Option, restate the Conversion Price to $2.00 per share, such that K2HV could have converted up to $5.0 million of loan principal outstanding into up to 2,500,000 shares of our common stock. The changes made to the agreement terms were classified as a modification of the Amended Credit Facility. We concluded that the Warrant and the Conversion Option met the criteria to be classified within equity and as such the modification of the Warrant and Conversion Option resulted in additional discounts of $0.9 million and $1.5 million, respectively, recorded against the carrying amount of the outstanding debt, with an offset to additional paid in capital.
In connection with the entry into the new loan agreement with Horizon, discussed below, we repaid in full all outstanding indebtedness under the Amended Credit Facility, and K2HV terminated all of its interests thereunder, except for the 663,750 shares of our common stock subject to the Warrant. The aggregate principal amount of the loan outstanding at the time of repayment was $45.0 million. K2HV's security interest in our assets under the loan agreement were terminated in connection with our discharge of our indebtedness thereunder. We did not incur any penalties, but did incur a prepayment fee of $0.4 million and a loss on the extinguishment of debt of $0.5 million as a result of the foregoing.

Horizon Technology Finance Corporation Loan and Security Agreement
In December 2022, we entered into a loan agreement with Horizon pursuant to which Horizon agreed to make term loans in an aggregate principal amount of up to $45.0 million, available to us on the closing date, and we borrowed $45.0 million. Borrowings under the loan agreement are collateralized by substantially all of our personal property, excluding intellectual property, and we pledged our equity interests in our subsidiaries, subject to certain limitations with respect to our foreign subsidiaries.
Interest on the outstanding loan balance will accrue at a variable annual rate equal to the greater of (i) 11% and (ii) rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus the “Loan Rate Spread” as defined in the loan agreement. We are required to make interest-only payments on the loans on the stub period date (January 1, 2023) and for the first thirty-six monthly payment dates prior to when the loans are scheduled to begin amortizing on February 1, 2026. Beginning on February 1, 2026, we must pay twenty-four equal consecutive monthly installment payments repaying $35.0 million of the principal, plus interest on all outstanding balance until the loans mature on January 1, 2028 (the “Maturity Date”). The remaining $10.0 million of principal is due and payable on the Maturity Date. At our option, we may prepay the loans in whole, subject to a prepayment fee of 3% of the amount prepaid if prepaid on or before the Amortization Date, or if the prepayment occurs after less than 12 months after Amortization Date, 2% of the amount prepaid, and if more than 12 months after the Amortization Date but before the Maturity Date, 1%. A final payment equal to 4.25% of the principal borrowed on the closing date is due on the Maturity Date (or upon repayment in full of principal, if earlier).
Upon the entry into the loan agreement, we were required to pay Horizon a commitment fee of $0.5 million, as well as other customary fees and expenses. The loan agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and occurrence of a material adverse effect. Upon the occurrence and continuation of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and Horizon may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the loan agreement and under applicable law. Our subsidiary, Evelo Biosciences Security Corporation, may maintain cash or cash equivalents so long as we satisfy certain liquidity requirements. As of December 31, 2022, we were in compliance with all covenants under the Loan Agreement.
In connection with the entry into the loan agreement, we also issued to Horizon warrants to purchase up to an aggregate 463,915 shares of our common stock, with an exercise price of $1.94 per share. The warrants are exercisable immediately and expire on December 15, 2032, provided that, under certain circumstances, the warrants may terminate and expire earlier in connection with the closing of certain acquisition transactions involving us. The warrants provide that Horizon may elect to exercise the warrant on a net “cashless” basis at any time prior to the expiration thereof. The fair market value of one share of our common stock in connection with any cashless exercise shall be the closing price or last sale price per share of our common stock on a nationally recognized securities exchange, inter-dealer quotation system or over-the-counter market on which our common stock is traded on the business day immediately prior to the date the holder elects to exercise the warrants on a cashless basis.
See Note 8 - Loan and Security Agreements to our consolidated financial statements in this Annual Report on Form 10-K for additional information regarding our debt facility.
License and Manufacturing Agreements
See Part I, Item 1. “License and Manufacturing Agreements” for additional information about our license and manufacturing agreements.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Cash used in operating activities	$(101,235)	$(96,725)
Cash used in investing activities	(622)	(1,481)
Cash provided by financing activities	81,655	97,540
Effect of exchange rate changes on cash and cash equivalents	(454)	—
Net decrease in cash, cash equivalents and restricted cash	$(20,656)	$(666)
Operating Activities
Net cash used in operating activities for the year ended December 31, 2022, was $101.2 million, driven primarily by our net loss of $114.5 million which originates from investments in research and clinical study costs to advance our programs, as well as general and administrative costs which include costs to operate as a public company. This net loss figure is reduced by non-cash charges consisting of stock-based compensation expense of $15.2 million, depreciation expense of $2.1 million, lease expense of $2.9 million, interest expense of $1.5 million, loss on extinguishment of debt of $0.5 million, and foreign currency losses of $0.4 million. The change in operating assets and liabilities, primarily the pay-down of liabilities including the operating lease for the Company’s office, account for $9.7 million of cash used in operations.
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
Investing Activities
Net cash used in investing activities for the year ended December 31, 2022 and 2021 was $0.6 million and $1.5 million, respectively, primarily due to the purchase of capital equipment.

Financing Activities
Net cash provided by financing activities for the year ended December 31, 2022 was $81.7 million, primarily due to $84.5 million of proceeds from issuance of common stock, $0.2 million of proceeds from the issuance of common stock in connection with the exercise of options, and $44.5 million from the issuance of long-term debt under the Horizon loan and security agreement, offset by $47.6 million full repayment of our outstanding indebtedness under our loan and security agreement with K2HV.
Net cash provided by financing activities for the year ended December 31, 2021 was $97.5 million, primarily due to $81.8 million of proceeds from issuance of common stock, $14.8 million from the issuance of long-term debt under the K2HV Amended Credit Facility, and $1.0 million of proceeds from the issuance of common stock in connection with the exercise of options.
Contractual Obligations
We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our contractual obligations primarily consist of our obligations under operating leases and spending obligations related to one of our manufacturing agreements. The aggregate amount of future operating lease obligations over the term of our leases is $8.6 million as of December 31, 2022. We currently have a contractual arrangement in place with one of our CMOs, under which the remaining aggregate amount of future spending obligations is €3.9 million, consisting of €1.5 million annually during each of 2023 and 2024, and €0.9 million on or before March 1, 2025. For additional information on our leases and spending obligations, refer to our notes to the consolidated financial statements.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures as defined under 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).
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
As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, during our review of debt covenant compliance applicable to periods in the third quarter of 2022, we identified instances of non-compliance with provisions of the Amended Credit Facility, which resulted in events of default that were not identified on a timely basis. When identified, corrective actions were taken in respect of these defaults, and we obtained waivers from the lender in relation to these matters. While these defaults were identified through our compliance procedures, they were not prevented nor identified on a timely basis. We, therefore, concluded at that time there was a material weakness in our internal controls over financial reporting, as our controls over debt covenant monitoring and compliance were not operating with sufficient precision and timeliness. No material financial statement misstatements were identified in relation to either material weakness in our internal control over financial reporting.
Implementation of Remediation Plan
Our management, under the supervision of our principal executive officer and principal financial officer, adopted and implemented a plan to remediate the material weaknesses described above.
In relation to the previously disclosed material weakness respecting the preparation of financial statements, those actions primarily included hiring additional accounting and finance personnel with appropriate technical accounting and financial reporting experience, such as our new Chief Financial Officer who joined in September 2022, a Director of Accounting who joined in October 2022, and enhancing our internal review procedures during the financial statement close process. In relation to the material weakness over debt covenant compliance and monitoring controls, remedial actions have been implemented which include establishing the role of Compliance Officer in relation to the debt, creating a compliance matrix, increasing management oversight, conducting further training to improve understanding of personnel involved in covenant obligation compliance, and improving the compliance, monitoring, documentation and reporting processes. As a result of these actions and their operation, management has concluded that the identified material weaknesses have been remediated.
Based upon the above evaluation, our management, including our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”.
Changes in Internal Control over Financial Reporting
Except for the remediation efforts described above taken to address the previously disclosed material weaknesses regarding our preparation of financial statements and debt covenant compliance, there were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item will be set forth in the sections entitled “Proposal 1: Election of Directors,” “Executive Officers”, “Corporate Governance” and “Delinquent Section 16(a) Reports” (if applicable) of our proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated into this Annual Report on Form 10-K by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth in the sections entitled “Executive Compensation”, “Director Compensation”, and “Compensation Committee Interlocks and Insider Participation” (if applicable) of our proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated into this Annual Report on Form 10-K by reference.
Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Other than the information set forth below, the information required by this Item will be set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” of our proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated into this Annual Report on Form 10-K by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2022, regarding our common stock that may be issued under: (1) the Evelo Biosciences, Inc. 2015 Stock Incentive Plan (the "2015 Plan"); (2) the Evelo Biosciences, Inc. 2018 Incentive Award Plan (the "2018 Plan"); (3) the Evelo Biosciences, Inc. 2021 Employment Inducement Award Plan (the “Inducement Award Plan”); and (4) the Evelo Biosciences, Inc. 2018 Employee Stock Purchase Plan (the “ESPP”). See Note 12 of the notes to our consolidated financial statements in this Annual Report on Form 10-K for additional information regarding each of our equity compensation plans that was adopted without the approval of security holders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in column (a))
Plan category:	(a)		(b)(1)	(c)
Equity compensation plans approved by stockholders
2015 Plan (2)	2,849,028	(3)	$3.99	—
2018 Plan (4)	7,625,692	(5)	$9.10	1,032,762
ESPP (6)	—		$—	1,195,147 (7)
Equity Compensation Plans not approved by Stockholders	—		$—	—
Inducement Award Plan (8)	940,000	(9)	$9.11	310,000
Total	11,414,720		$7.83	2,537,909
(1) Restricted stock units (“RSUs”) do not have an exercise price and are not included in the weighted average exercise price of outstanding options.
(2) In connection with the initial public offering of shares of our common stock in May 2018 (the “IPO”), we adopted the 2018 Plan and will not make future grants or awards under the 2015 Plan.
(3) Includes 2,849,028 outstanding options to purchase stock under the 2015 Plan and no outstanding RSUs under the 2015 Plan.
(4)    Pursuant to the terms of the 2018 Plan, the number of shares of common stock available for issuance under the 2018 Plan automatically increases on each January 1, until and including January 1, 2028, by an amount equal to the lesser of (A) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares of common stock as is determined by the board of directors.
(5)    Includes 7,386,244 outstanding options to purchase stock under the 2018 Plan and 239,448 outstanding RSUs under the 2018 Plan.
(6)    Pursuant to the terms of the ESPP, the number of shares of common stock that may be issued under the ESPP will automatically increase on each January 1, until and including January 1, 2028, by an amount equal to the lesser of (A) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors.

(7)    Includes 1,195,147 shares available for issuance under the ESPP, of which 37,344 were issued on January 31, 2023 with respect to the purchase period in effect as of December 31, 2022.
(8)    On May 27, 2021, our board of directors adopted the Inducement Award Plan without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”). In accordance with Rule 5635(c)(4), cash and equity-based incentive awards under the Inducement Award Plan may only be made to a newly hired employee who has not previously been a member of our board of directors, or an employee who is being rehired following a bona fide period of non-employment by us as a material inducement to the employee’s entering into employment with us. An aggregate of 1,250,000 shares of our common stock were initially reserved for issuance under the Inducement Award Plan. We will continue to grant awards under the 2018 Plan pursuant to the terms thereof. The material terms of the Inducement Award Plan are described in Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K.
(9)    Includes 940,000 outstanding options to purchase stock under the Inducement Award Plan and no outstanding RSUs under the Inducement Award Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth in the sections entitled “Corporate Governance” and “Certain Transactions with Related Persons” of our proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated into this Annual Report on Form 10-K by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in the section entitled “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm” of our proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated into this Annual Report on Form 10-K by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents Filed as Part of this Annual Report
1. Financial Statements
The response to this portion of Item 15 is set forth under Item 8 hereof.
2. Financial Statement Schedules
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
3. Exhibits
The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.
.

(b) Exhibit Index		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date	Filed Herewith
3.1	Restated Certificate of Incorporation of Evelo Biosciences, Inc.	8-K	001-38473	3.1	5/11/18
3.2	Amended and Restated Bylaws of Evelo Biosciences, Inc.	8-K	001-38473	3.1	3/18/21
4.1	Fourth Amended and Restated Investors’ Rights Agreement, dated February 9, 2018, by and among Evelo Biosciences, Inc. and the investors named therein	S-1/A	333-224278	4.1	4/30/18
4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-224278	4.2	4/30/18
4.3	Description of Capital Stock	10-K	001-38473	10.3	2/14/20
4.4	Amended and Restated Warrant to Purchase Common Stock, dated as of November 14, 2022, issued by Evelo Biosciences, Inc. to K2 HealthVentures Equity Trust LLC	10-Q	001-38473	4.1	11/14/22
4.5	Form of Warrant to Purchase Common Stock, dated as of December 15, 2022, issued by Evelo Biosciences, Inc. to Horizon Technology Finance Corporation, together with a schedule of warrantholders	8-K	001-38473	4.1	12/16/22
10.1#	2015 Stock Incentive Plan, as amended, and U.K. sub-plan and forms of agreements thereunder	S-1/A	333-224278	10.1	4/30/18
10.2#	2018 Incentive Award Plan, and U.K. sub-plan and forms of awards thereunder	S-1/A	333-224278	10.2	4/30/18
10.3#	2018 Employee Stock Purchase Plan, as amended	10-K	001-38473	10.3	2/14/20
10.4#	Evelo Biosciences, Inc. 2021 Employment Inducement Award Plan, and U.K. sub-plan and forms of award agreements thereunder	S-8	333-256662	99.1	6/1/21
10.5#	Evelo Biosciences, Inc. Non-Employee Director Compensation Program, as amended, effective April 1, 2022	10-K	001-38473	10.5	3/24/22
10.6#	Executive Severance Plan, as amended	10-K	001-38473	10.5	2/14/20
10.7#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-224278	10.6	4/30/18
10.8	Sublease Agreement between Evelo Biosciences, Inc. and Bio-Rad Laboratories, Inc., dated December 27, 2017	S-1/A	333-224278	10.8	4/30/18
10.9#	Terms and Conditions of Employment between Evelo Biosciences (UK) Limited and Duncan McHale, M.B.B.S., Ph.D., effective as of May 1, 2019	8-K	001-38473	10.1	4/25/19
10.10#	Offer Letter between Evelo Biosciences, Inc. and Balkrishan (Simba) Gill, Ph.D., dated June 25, 2015, as amended on April 26, 2018	S-1/A	333-224278	10.11	4/30/18
10.11#	Employment Agreement of Mark Bodmer by and between Evelo Biosciences (UK) Limited and Mark Bodmer, dated December 31, 2021	8-K	001-38473	10.1	1/4/22
10.12#	Offer Letter, dated December 14, 2020, by and between Evelo Biosciences, Inc. and Jonathan Zung	10-Q	001-38473	10.2	8/11/22
10.13#	Severance Agreement, dated February 13, 2023, by and between Evelo Biosciences, Inc. and Jonathan Zung					*
10.14#	Offer Letter, dated March 12, 2021, by and between Evelo Biosciences, Inc. and Luca Scavo	10-Q	001-38473	10.3	8/11/22
10.15#	Offer Letter, dated June 30, 2022, by and between Evelo Biosciences, Inc. and Marella Thorell	10-Q	001-38473	10.1	11/14/22

10.16#	Letter Agreement, dated February 1, 2023, by and between Evelo Biosciences, Inc. and Marella Thorell					*
10.17#	Letter Agreement, dated September 16, 2019, between Evelo Biosciences, Inc. and David R. Epstein, as amended	10-Q	001-38473	10.2	10/30/20
10.18#	Amendment dated April 9, 2021 to Letter Agreement between Evelo Biosciences, Inc. and David R. Epstein	10-Q	001-38473	10.3	4/29/21
10.19#	Consulting Agreement, dated September 16, 2019, between Evelo Biosciences, Inc. and David R. Epstein, as amended	10-Q	001-38473	10.3	10/30/20
10.20††	Amendment No. 2 to Consulting Agreement dated April 9, 2021 between Evelo Biosciences, Inc. and David R. Epstein	10-Q	001-38473	10.2	4/29/21
10.21†	Master Services Agreement, dated September 1, 2018, between Evelo Biosciences, Inc. and Weatherden Ltd	10-K	001-38473	10.12	2/15/19
10.22††	Patent License Agreement between Mayo Foundation for Medical Education and Research and Evelo Biosciences, Inc., dated August 6, 2017, as amended January 19, 2018 and further amended November 15, 2021	10-K	001-38473	10.17	3/24/22
10.23††	Exclusive License Agreement between The University of Chicago for an Immuno-oncology Technology and Evelo Biosciences, Inc, dated March 10, 2016	S-1/A	333-224278	10.15	4/30/18
10.24	Collaboration Agreement between Evelo Biosciences, Inc. and Sacco S.r.l. dated July 9, 2019	10-Q	001-38473	10.4	8/6/19
10.25††	Development and Clinical Master Services Agreement between Evelo Biosciences, Inc. and Halo Pharmaceutical, Inc. d/b/a Cambrex Whippany dated December 17, 2020	10-K	001-38473	10.17	3/9/21
10.26	Amendment No. 1 to Clinical Master Services Agreement between Evelo Biosciences, Inc. and Halo Pharmaceutical, Inc. d/b/a Cambrex Whippany, dated February 8, 2022	10-K	001-38473	10.21	3/24/22
10.27	Commercialization and License Agreement dated March 17, 2021 by and between Evelo Biosciences, Inc. and Meddist Company Limited	8-K	001-38473	1.1	3/23/21
10.28	Loan and Security Agreement by and among Evelo Biosciences, Inc. and the other borrowers party thereto, the lenders party thereto, K2 HealthVentures LLC, as administrative agent for such lenders, and Ankura Trust Company, LLC, as collateral agent for such lenders, dated July 19, 2019, as amended	10-Q	001-38473	10.3	8/6/19
10.29	Second Amendment to Loan and Security Agreement dated as of May 15, 2020 by and among Evelo Biosciences, Inc., the lenders party thereto and K2 HealthVentures LLC, as administrative agent for such lenders.	8-K	001-38473	10.1	5/18/20
10.30	Third Amendment to Loan and Security Agreement dated as of July 8, 2020 by and among Evelo Biosciences, Inc., the lenders party thereto and K2 HealthVentures LLC, as administrative agent for such lenders	10-Q	001-38473	10.2	7/31/20
10.31	Fourth Amendment, dated as of June 16, 2021, to the Loan and Security Agreement by and among Evelo Biosciences, Inc. and the other borrowers party thereto, the lenders party thereto, K2 HealthVentures LLC, as administrative agent for such lenders, and Ankura Trust Company, LLC, as collateral agent for such lenders, dated July 19, 2019, as amended	8-K	001-38473	10.1	6/17/21
10.32	Modification Letter, dated as of November 14, 2022, to the Loan and Security Agreement by and among Evelo Biosciences, Inc. and the other borrowers party thereto, the lenders party thereto, K2 HealthVentures LLC, as administrative agent for such lenders, and Ankura Trust Company, LLC, as collateral agent for such lenders, dated July 19, 2019, as amended	10-Q	001-38473	10.2	11/14/22
10.33	Loan and Security Agreement by and among Evelo Biosciences, Inc. and Horizon Technology Finance Corporation, dated December 15, 2022	8-K	001-38473	10.1	12/16/22
21.1	Subsidiaries of Evelo Biosciences, Inc.	10-K	001-38473	21.1	2/14/20
23.1	Consent of Ernst & Young LLP					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment.
††	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K
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

EVELO BIOSCIENCES, INC.
Date: March 16, 2023	By:	/s/ Balkrishan (Simba) Gill, Ph.D.
Balkrishan (Simba) Gill, Ph.D.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Balkrishan (Simba) Gill	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2023
Balkrishan (Simba) Gill, Ph.D.

/s/ Marella Thorell	Chief Financial Officer (Principal Financial Officer)	March 16, 2023
Marella Thorell

/s/ Stephen J. Carriere	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2023
Stephen J. Carriere

/s/ Ara Darzi	Chairman of the Board of Directors	March 16, 2023
Lord Ara Darzi

/s/ Juan Andres	Director	March 16, 2023
Juan Andres

/s/ Jose-Carlos Gutiérrez-Ramos	Director	March 16, 2023
Jose-Carlos Gutiérrez-Ramos, Ph.D.

/s/ John A. Hohneker	Director	March 16, 2023
John A. Hohneker, M.D.

/s/ Julie McHugh	Director	March 16, 2023
Julie McHugh

/s/ Iain McInnes	Director	March 16, 2023
Iain McInnes

/s/ Theodose Melas-Kyriazi	Director	March 16, 2023
Theodose Melas-Kyriazi

/s/ Tonya Williams	Director	March 16, 2023
Tonya Williams

EVELO BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Evelo Biosciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evelo Biosciences, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Boston, Massachusetts
March 16, 2023

Evelo Biosciences, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$47,940	$68,441
Prepaid expenses and other current assets	3,633	2,585
Total current assets	51,573	71,026
Property and equipment, net	4,842	6,622
Right of use asset - operating lease	6,868	8,910
Other assets	1,158	1,313
Total assets	$64,441	$87,871
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$1,764	$1,601
Accrued expenses	7,945	13,068
Operating lease liability, current portion	2,259	1,951
Other current liabilities	427	742
Total current liabilities	12,395	17,362
Noncurrent liabilities:
Debt, net of current portion	43,614	46,557
Operating lease liability, net of current portion	5,265	7,785
Deferred revenue	7,500	7,500
Other noncurrent liabilities	659	—
Total liabilities	69,433	79,204
Commitments and contingencies (Note 10)
Stockholder’s (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 110,852,741 and 53,576,454 shares issued and outstanding as of December 31, 2022 and 2021, respectively	111	54
Additional paid-in capital	524,119	423,308
Accumulated deficit	(529,222)	(414,695)
Total stockholders’ (deficit) equity	(4,992)	8,667
Total liabilities and stockholders’ (deficit) equity	$64,441	$87,871
The accompanying notes are an integral part of these consolidated financial statements.

Evelo Biosciences, Inc.
Consolidated Statements of Operations
(In thousands, except per share and share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$78,554	$83,643
General and administrative	29,912	31,753
Total operating expenses	108,466	115,396
Loss from operations	(108,466)	(115,396)
Other income (expense):
Interest expense, net	(4,672)	(3,612)
Loss on extinguishment of debt	(520)	(3,226)
Other miscellaneous income, net	61	486
Total other expenses, net	(5,131)	(6,352)
Loss before income taxes	(113,597)	(121,748)
Income tax expense	(930)	(428)
Net loss	$(114,527)	$(122,176)

Net loss per share attributable to common stockholders, basic and diluted	$(1.31)	$(2.31)
Weighted average number of common shares outstanding, basic and diluted	87,168,683	52,910,982
The accompanying notes are an integral part of these consolidated financial statements.

Evelo Biosciences, Inc.
Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance - December 31, 2020	47,470,119	$47	$322,957	$(292,519)	$30,485
Issuance of common stock, net	5,814,734	6	81,745	—	81,751
Vesting of restricted common stock	111,440	—	—	—	—
Issuance of common stock under ESPP	46,358	—	237	—	237
Exercise of stock options	133,803	1	773	—	774
Stock-based compensation expense	—	—	15,846	—	15,846
Issuance of common stock warrants	—	—	1,750	—	1,750
Net Loss	—	—	—	(122,176)	(122,176)
Balance - December 31, 2021	53,576,454	$54	$423,308	$(414,695)	$8,667
Issuance of common stock, net	57,045,758	57	84,487	—	84,544
Issuance of common stock under ESPP	76,714	—	201	—	201
Vesting of restricted common stock	106,934	—	—	—	—
Exercise of stock options	46,881	—	33	—	33
Stock-based compensation expense	—	—	15,158	—	15,158
Modification of Warrants and Conversion Option	—	—	2,385	—	2,385
Extinguishment of Conversion Option	—	—	(1,453)	—	(1,453)
Net Loss	—	—	—	(114,527)	(114,527)
Balance - December 31, 2022	110,852,741	$111	$524,119	$(529,222)	$(4,992)
The accompanying notes are an integral part of these consolidated financial statements.

Evelo Biosciences, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(114,527)	$(122,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,158	15,846
Depreciation expense	2,060	2,216
Non-cash interest expense	1,486	255
Non-cash lease expense	2,900	1,847
Loss on extinguishment of debt	520	3,226
Loss (Gain) on disposal of property and equipment	422	(7)
Net foreign currency losses	412	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,158)	(622)
Accounts payable	170	159
Accrued expenses and other current liabilities	(5,608)	(2,758)
Operating lease liabilities	(3,070)	(1,927)
Deferred revenue	—	7,500
Other liabilities	—	(284)
Net cash used in operating activities	(101,235)	(96,725)
Investing activities
Purchases of property and equipment	(622)	(1,519)
Proceeds from the sale of fixed assets	—	38
Net cash used in investing activities	(622)	(1,481)
Financing activities
Proceeds from issuance of common stock, net of issuance cost	84,544	81,751
Proceeds from the issuance of common stock under employee stock purchase plan and the exercise of stock options	234	1,011
Proceeds from the issuance of long-term debt, net of issuance costs	44,487	14,778
Repayments of long-term debt	(47,610)	—
Net cash provided by financing activities	81,655	97,540
Effect of exchange rate changes on cash and cash equivalents	(454)	—
Net decrease in cash, cash equivalents and restricted cash	(20,656)	(666)
Cash, cash equivalents and restricted cash – beginning of period	69,754	70,420
Cash, cash equivalents and restricted cash – end of period	$49,098	$69,754
Supplemental disclosure of cash flow information
Cash paid for interest	$4,216	$3,378
Cash paid for taxes	$633	$25
Noncash investing and financing activities
Financing and public offering costs in accounts payable and accrued expenses	$235	—
Property and equipment additions in accounts payable and accrued expenses	—	$29
Issuance of common stock warrants	$659	$1,750
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
Since inception, we have devoted substantially all of our efforts to research and development and raising capital. We have not generated any product or license revenue related to our primary business purpose to date. We are subject to a number of risks similar to those of other development stage companies, including the inherent uncertainties in drug development, the need to develop commercially viable products, the competition from other companies, many of which are larger and better capitalized, the need to obtain adequate additional financing to fund the development of our product candidates and a dependence on key individuals.
We have incurred operating losses since inception and expect such losses and negative operating cash flows to continue for the foreseeable future. As of December 31, 2022, we had cash and cash equivalents of $47.9 million and an accumulated deficit of $529.2 million. Since inception, we have financed operations primarily with the proceeds from the issuance of common stock and since-redeemed preferred stock to equity investors, and from debt financing.
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates, and the achievement of a level of revenues adequate to support our cost structure. Based on our current operating plan, we believe that our cash and cash equivalents balance as of December 31, 2022 will not be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Annual Report on Form 10-K, and we will need to obtain additional funding. We intend to obtain additional funding through available financing sources which may include additional public offerings of common stock, private financing of debt or equity, and/or the pursuit of strategic partnerships, licensing arrangements or collaborations. Management’s belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. If we are unable to obtain sufficient funding, we may be required to delay development efforts, limit activities and reduce research and development costs, which could adversely affect our business prospects. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalent resources as of December 31, 2022, management concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.
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
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and ASU of the FASB.
The consolidated financial statements include the accounts of our business and our wholly owned, controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Evelo Biosciences, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, estimates related to the application of Revenue from Contracts with Customers (Topic 606) ("ASC 606") to our collaboration agreement with Meddist Company Limited ("ALJ"), the accrual of research and development expenses, the expected future lives of property and equipment, the valuation of stock-based awards, and common stock warrants. We base our estimates on historical experience and market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
Subsequent Event Considerations
We consider events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure.
Emerging Growth Company Status
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and we may take advantage of reduced reporting requirements that are otherwise applicable to other public companies. We may take advantage of these exemptions until we no longer are an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and, as a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we no longer are an emerging growth company.
We will remain an EGC until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the completion of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous rolling three-year period or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially expose us to concentrations of credit risk primarily consist of cash and cash equivalents. We placed our operating cash in demand deposit accounts at a single financial institution since February 2022, which have exceeded and are expected to continue to exceed federally insured limits. Our money market funds are held in an investment account at an affiliate institution.
As of December 31, 2022 and 2021, we have no off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.
We are subject to a number of risks similar to other early-stage biopharmaceutical companies including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future preclinical testing or clinical trials, our reliance on third parties to conduct our clinical trials, the need to obtain regulatory and marketing

Evelo Biosciences, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Cash, Cash Equivalents and Restricted Cash
Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less, which consist of cash held in banks and funds held in money market accounts. Cash equivalents are stated at cost, which approximates market value. Our restricted cash consists of the deposits held for the building lease for our office and laboratory premises and for our credit card facility. As of December 31, 2022 and 2021, we had $1.2 million and $1.3 million in restricted cash balance recorded within other assets.
The following reconciles cash, cash equivalents and restricted cash as of December 31, 2022 and 2021, as presented on the consolidated statements of cash flows, to our related consolidated balance sheet accounts (in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents:
Cash	$1,280	$1,452
Money market funds	46,660	66,989
Total cash and cash equivalents	47,940	68,441
Restricted cash	1,158	1,313
Cash, cash equivalents and restricted cash	$49,098	$69,754
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

Evelo Biosciences, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Warrants
We account for issued warrants as either liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are considered liabilities if they are mandatorily redeemable and they require settlement in cash or other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, we consider the requirements of ASC 815-40 to determine whether the warrants should be classified as liability or equity. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability classified warrants are measured at

Evelo Biosciences, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in the consolidated statements of operations as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, we assess whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.
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

Evelo Biosciences, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Research and Development Costs
Research and development costs are expensed in the period incurred. Research and development expenses consist of both internal and external costs associated with the development of our product candidates, such as payroll, consulting, and manufacturing costs associated with the development of our product candidates. Costs for certain development activities, such as clinical trials and manufacturing development activities, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, and information provided to us by our vendors on their actual costs incurred or level of effort expended. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the audited consolidated balance sheets as prepaid or accrued research and development expenses.
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
Stock-Based Compensation
We record stock-based compensation for equity awards granted to employees and directors based on the grant date fair value of awards issued. The expense is recorded over the requisite service period, which is the vesting period, on a straight-line basis. We record forfeitures as they occur. We use the Black-Scholes option-pricing model to determine the fair value of options. The Black-Scholes option-pricing model requires the use of judgment to develop input assumptions, some of which are highly subjective, including: (i) the fair value of our common stock on the date of grant; (ii) the expected term of the award; (iii) the expected volatility of our stock; (iv) the risk-free interest rate; and (v) expected dividends. In applying these assumptions, we consider the following factors:
Fair Value of Common Stock: We use the market closing price for our common stock on the date of grant to determine the fair value of our common stock on the date of grant.
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

Evelo Biosciences, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Recently Adopted Accounting Pronouncements
Debt with Conversion and Other Options
On August 5, 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU-2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance simplifies the evaluation of whether a contract in the issuer’s own equity can be classified in equity or an embedded feature qualifies for the derivative scope exception. We adopted the guidance for the year beginning January 1, 2022. The adoption has no impact on our Annual Report on Form 10-K financial statements and related disclosures.
Codification Improvements
In October 2020, the FASB issued ASU No. 2020-10 - Codification Improvements. The amendments improve the codification by having all disclosure-related guidance available in the disclosure sections of the codification and also include various other minor amendments. We adopted the guidance for the year beginning January 1, 2022, with no impact on our Annual Report on Form 10-K financial statements and related disclosures.
Accounting Pronouncements Issued and Not Yet Effective as of December 31, 2022
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-03 (“ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2019, the FASB issued additional guidance which extends the effective date of ASU 2016-13 for emerging growth companies to begin in fiscal years beginning after December 15, 2022. Early adoption is permitted. We plan to adopt this standard on January 1, 2023 and are currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.

No other new accounting pronouncements issued or effective in the period had or are expected to have a material impact on our accompanying consolidated financial statements.
3. ALJ Collaborative Agreement
In March 2021, we entered into a commercialization and license agreement (the “ALJ Agreement”) with Meddist Company Limited ("ALJ"). Pursuant to the ALJ Agreement, we granted to ALJ an exclusive, non-transferable, sublicensable license to our product candidate, EDP1815 (together with any replacement or second products of ours described below, the “Products”) solely (i) to conduct development activities relating to the Products allocated to ALJ in a development plan agreed with us, (ii) to conduct manufacturing activities relating to the Products in all therapeutic uses in humans (the “Field”) throughout the world, subject to certain conditions and requirements, and (iii) to commercialize the Products in the Field in all countries of Africa, the Middle East and Turkey, excluding certain restricted countries (the “Territory”). If we cease development of EDP1815 prior to receipt of regulatory approval required for commercialization of EDP1815 in any one of the United States, the United Kingdom, France, Germany, Spain, Italy, China or Japan, (each a “Major Market”), then ALJ will have the right to designate another

Evelo Biosciences, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
product candidate of ours as a replacement to EDP1815 or terminate the ALJ Agreement, subject to certain conditions and requirements (the “Replacement Right”). Further, for the first two years of the term, ALJ has the option to negotiate with us to add a second product candidate of ours subject to certain conditions and requirements, for an additional license fee not to exceed $7.5 million (the “Second Product Option”).
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
We have recognized no revenue under the ALJ Agreement to date as we have yet to undertake any of our performance obligations within the agreement. The $7.5 million upfront fee is recorded as deferred revenue as a non-current liability in the accompanying consolidated balance sheets because the performance obligation is not expected to be completed within the next twelve months.
We anticipate that payments under the costs-sharing or profit and loss sharing arrangements will be classified in the statement of operations consistent with the guidance of ASC 808. To date, we have neither received nor incurred any such payments.
4. Leases
In January 2018, we entered into an operating sublease arrangement for approximately 40,765 square feet for our office and research and development space at 620 Memorial Drive, Cambridge, MA 02139 from February 2018 extending through September 2025. The lease requires a security deposit, which we fulfilled with a standing letter of credit secured by restricted cash on deposit.
We recorded rent expense of $2.9 million and $3.0 million for the years ended December 31, 2022 and 2021, respectively. Operating cash flows used for operating leases were $3.1 million and $3.0 million for the years ended December 31, 2022 and 2021, respectively.
The following table presents supplemental balance sheet information related to our operating leases (in thousands):

	December 31, 2022	December 31, 2021
Assets:
Operating lease right-of-use assets	$6,868	$8,910
Liabilities:
Operating lease liabilities, current	2,259	1,951
Operating lease liabilities, noncurrent	5,265	7,785
Total lease liabilities	$7,524	$9,736

Other information:
Weighted-average remaining lease term (in years)	2.75 years	3.75 years
Weighted-average discount rate	9.5%	9.5%

Evelo Biosciences, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The minimum aggregate future lease commitments as of December 31, 2022, were as follows (in thousands):

Fiscal Years Ended December 31,	Amount
2023	2,893
2024	3,249
2025	2,492
2026 and thereafter	—
Total lease payments	8,634
Less imputed interest	(1,110)
Total	$7,524
5. Fair Value Measurements
The following tables present information about our financial assets and liabilities that have been measured at fair value as of December 31, 2022 and 2021 (in thousands):

Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents:
Money market funds	$46,660	$46,660	$—	$—
Other assets:
Restricted cash held in money market funds	1,158	1,158	—	—
Total	$47,818	$47,818	$—	$—

Financial Liabilities
Other noncurrent liabilities:
Warrant liabilities	$659	—	—	$659
Total	$659	$—	$—	$659

Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents:
Money market funds	$66,989	$66,989	$—	$—
Total	$66,989	$66,989	$—	$—
Our financial assets are reported as cash equivalents and other assets, which are held in money market funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets as of December 31, 2022 and 2021. The money market funds are invested in a fund comprised of U.S. government securities and instruments.
Our financial liability reported as other noncurrent liabilities are common stock warrants issued in connection with the loan arrangement with Horizon Technology Finance Corporation (“Horizon”) (See Note 8). The fair value of the common stock warrants was determined based on the Black-Scholes option-pricing model and classified within Level 3 of the fair value hierarchy. As of December 31, 2022, the expected volatility input of 70% used in the model was deemed unobservable and was determined based on historical share price data of comparable companies for a term equal to the remaining contractual term of the warrants. Other required inputs used in the model were considered observable (Level 1). Significant increases (decreases) in these inputs could result in a significantly lower or higher fair value measurement. See Note 8 for assumptions used in the Black Scholes valuation model upon the warrant issuance.

Evelo Biosciences, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Property and Equipment, Net
Property and equipment recorded in our consolidated balance sheet consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Property and equipment:
Lab equipment	$9,761	$9,689
Leasehold improvements	2,157	2,157
Furniture and fixtures	818	809
Computers and software	253	259
Office equipment	66	21
Construction-in-process	1,122	1,321
Property and equipment	14,177	14,256
Less: accumulated depreciation	(9,335)	(7,634)
Property and equipment, net	$4,842	$6,622
We recognized $2.1 million and $2.2 million of depreciation expense for the years ended December 31, 2022 and 2021, respectively.

7. Accrued Expenses
Accrued expenses recorded in our consolidated balance sheet consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Employee bonus, compensation and benefits	$1,191	$6,412
External research and development expenses	5,389	4,895
Professional and consulting fees	883	1,013
Other	482	748
Total accrued expenses	$7,945	$13,068

8. Loan and Security Agreement

K2 HealthVentures LLC Loan Termination
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
During our debt covenant compliance review applicable to periods in the third quarter of 2022, we identified certain Events of Default (as defined in the Amended Credit Facility) resulting from non-compliance with certain provisions of the Amended Credit Facility. Under the Amended Credit Facility, Events of Default could have entitled the lenders

Evelo Biosciences, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to default interest, the ability to terminate the facility and the ability to accelerate repayment of any outstanding loans in full.
On November 14, 2022, we and K2HV entered into a Waiver of Specific Defaults and Modification of Terms letter (the “Modification Letter”) to the K2 Amended Credit Facility whereby we agreed, among other things, to waive all Events of Default, to accelerate the Final Payment of $2.2 million such that it became payable and was paid on December 12, 2022, to amend and restate the Warrant to change the Warrant Price to $2.00 per share and increase the number of shares subject to the Warrant to 663,750; and with respect to the Conversion Option, to restate the Conversion Price to $2.00 per share, such that K2HV could convert up to $5.0 million of loan principal outstanding into up to 2,500,000 shares of our common stock. The changes made to the agreement terms were classified as a modification of the Amended Credit Facility. We concluded that the Warrant met the criteria to be classified within equity and as such the modification of the Warrant and Conversion resulted in additional discounts $0.9 million and $1.5 million, respectively, recorded against the carrying amount of the outstanding debt with an offset to additional paid in capital.
We utilized the Black-Scholes valuation method to determine the fair value of the Warrant which used the following assumptions:

Fair value of underlying common stock
Exercise price	$2.00
Risk-free interest rate	3.84%
Expected volatility	70.00%
Expected term (years)	8.6
Expected dividend yield	—%
In connection with the entry into the new loan agreement with Horizon in December 2022, discussed below, we repaid in full all outstanding indebtedness under the Amended Credit Facility, and K2HV terminated all of its interests thereunder, except for the 663,750 shares of our common stock subject to the Warrant. This was treated as an extinguishment for accounting purposes. The extinguishment resulted in the termination of the Conversion Option and as a result, we reversed the $1.5 million that was previously recorded to additional paid in capital upon the aforementioned modification of the Conversion Option. The aggregate principal amount of the loan outstanding at the time of repayment was $45.0 million. K2HV security interest in our assets under the loan agreement were terminated in connection with our discharge of our indebtedness thereunder. We did not incur any penalties, but did incur a prepayment fee of $0.4 million and a loss on the extinguishment of debt of $0.5 million, as a result of the foregoing.
Horizon Technology Finance Corporation Loan and Security Agreement
In December 2022, we entered into a loan agreement with Horizon (the "Loan Agreement"), as lender and collateral agent (the “Lender”), pursuant to which the Lender agreed to make term loans in an aggregate principal amount of up to $45.0 million, available to us on the closing date and we borrowed $45.0 million. Borrowings under the Loan Agreement are collateralized by substantially all of our personal property, excluding intellectual property, and we pledged our equity interests in our subsidiaries, subject to certain limitations with respect to our foreign subsidiaries.
Interest on the outstanding loan balance will accrue at a variable annual rate equal to the greater of (i) 11% and (ii) rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus the “Loan Rate Spread” as defined in the loan agreement. We are required to make interest-only payments on the loans on the stub period date (January 1, 2023) and for the first thirty-six monthly payment dates prior to when the loans are scheduled to begin amortizing on February 1, 2026 (the “Amortization Date”). Beginning on February 1, 2026, we must pay twenty-four equal consecutive monthly installment payments repaying $35.0 million of the principal, plus interest on all outstanding balance until the loans mature on January 1, 2028 (the “Maturity Date”). The remaining $10.0 million of principal is due and payable on the Maturity Date. At our option, we may prepay the loans in whole, subject to a prepayment fee of 3% of the amount prepaid if prepaid on or before the Amortization Date, or if the prepayment occurs after less than 12 months after Amortization Date, 2% of the amount prepaid, and if more than 12 months after the Amortization Date but before the Maturity Date, 1%. A final payment equal to 4.25% of the principal borrowed on the closing date is due on the Maturity Date (or upon repayment in full of principal, if earlier).

Evelo Biosciences, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Upon the entry into the Loan Agreement, we were required to pay Horizon a commitment fee of $0.5 million, as well as other customary fees and expenses. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and occurrence of a material adverse effect. We have determined that the risk of subjective acceleration under the material adverse events clause was remote and therefore have classified the long-term portion of the outstanding principal in non-current liabilities. Upon the occurrence and continuation of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and Horizon may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the loan agreement and under applicable law. Our subsidiary, Evelo Biosciences Security Corporation, may maintain cash or cash equivalents so long as we satisfy certain liquidity requirements. As of December 31, 2022, we were in compliance with all covenants under the Loan Agreement.
In connection with the entry into the Loan Agreement, we also issued to Horizon warrants to purchase up to an aggregate 463,915 shares of our common stock, with an exercise price of $1.94 per share. The warrants are exercisable immediately and expire on December 15, 2032, provided that, under certain circumstances, the warrants may terminate and expire earlier in connection with the closing of certain acquisition transactions involving us. The warrants provide that Horizon may elect to exercise the warrant on a net “cashless” basis at any time prior to the expiration thereof. The fair market value of one share of our common stock in connection with any cashless exercise shall be the closing price or last sale price per share of our common stock on a nationally recognized securities exchange, inter-dealer quotation system or over-the-counter market on which our common stock is traded on the business day immediately prior to the date the holder elects to exercise the warrants on a cashless basis.
The warrants were deemed to be a freestanding financial instrument as it is legally detachable and separately exercisable from the debt obligations. We evaluated the terms and conditions of the warrants and concluded it met the criteria to be classified as a liability. As such, we recorded the warrants as a noncurrent liability at its issuance date fair value of $0.7 million, which was its approximate fair value at December 31, 2022. We utilized the Black-Scholes valuation method to determine the fair value of the warrants which utilized the following assumptions:

Fair value of underlying common stock
Exercise price	$1.94
Risk-free interest rate	3.44%
Expected volatility	70.0%
Expected term (years)	10
Expected dividend yield	—%
For the year ended December 31, 2022, we recorded a loss on the extinguishment of the existing loan and security agreement of $0.5 million, which equaled the difference between the reacquisition cost of the Loan Agreement and the carrying amount of the existing debt and lender fees. The difference between (i) the carrying amount of the debt and (ii) the par value of the debt and the amount of the final payment due at maturity will be amortized as interest expense using the effective interest rate method.
We have the following minimum aggregate future loan payments as of December 31, 2022 related to the Loan Agreement (in thousands):

Twelve-month period ending	Amount
2023	$—
2024	—
2025	—
2026	16,042
2027	17,500
Thereafter	11,458
Total minimum payments	45,000
Debt discount	(1,386)
Total Debt as of December 31, 2022	$43,614

Evelo Biosciences, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2022 and 2021, interest expense was approximately $5.6 million and $3.7 million.
9. In-License Agreements
Mayo Foundation for Medical Education and Research
In June 2016, we entered into a Research and License Agreement, (the “2016 Mayo License Agreement”) with the Mayo Foundation for Medical Education and Research, an affiliate of Mayo Clinic (the “Mayo Clinic”). Under the 2016 Mayo License Agreement, the Mayo Clinic was entitled to certain participation rights in connection with the issuance and sale of preferred stock that was issued prior to our public offering and warrants which were issued in 2016 and exercised in 2018.
In August 2017, we and the Mayo Clinic amended the 2016 Mayo License Agreement. Under the amended agreement, the Mayo Clinic granted us (i) an exclusive, worldwide, sublicensable license under the Mayo Clinic’s rights to certain intellectual property and microbial strains and (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how to develop and commercialize certain microbial strains and licensed products incorporating such strains. As consideration, we paid a nonrefundable upfront fee of $0.3 million and are obligated to pay annual license maintenance fees. The nonrefundable upfront fees were expensed to research and development expense in 2017. Annual maintenance fees are expensed as incurred over the term of the agreement. We may owe the Mayo Clinic milestone payments upon the achievement of certain milestones up to a maximum of $59.1 million in the aggregate, as well as royalties on net sales of licensed products in low single-digit percentages. As of December 31, 2022, we incurred milestone payments since inception of approximately $0.3 million and no amounts are currently due.
University of Chicago
In March 2016, we and the University of Chicago entered into a patent license agreement (“2016 University of Chicago Agreement”). Under the agreement, the University of Chicago granted us (i) an exclusive, royalty-bearing and sublicensable license to certain patent rights related to the administration of microbes to treat cancer and (ii) a non-exclusive, royalty-bearing, sublicensable license to access technical information for the development and commercialization of microbial products to treat cancer in combination with checkpoint inhibitors. As consideration, we paid a nonrefundable upfront fee of less than $0.5 million and were obligated to pay annual license maintenance fees. The nonrefundable upfront fees were expensed to research and development expense in 2016. Annual maintenance fees were expensed as incurred over the term of the agreement. As of December 31, 2022, we incurred milestone payments since inception of approximately $0.4 million and no amounts are currently due.
In May 2022, we served notice of termination to the University of Chicago of the 2016 University of Chicago Agreement effective on July 11, 2022. None of our current or anticipated product candidates depends on any license subject to the 2016 University of Chicago Agreement.
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
We have an additional contractual arrangement with an affiliate of Sacco for manufacturing that will require us to spend an aggregate minimum amount of €3.9 million, consisting of €1.5 million annually during each of 2023 and 2024 and €0.9 million on or before March 1, 2025.

Evelo Biosciences, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Litigation and Other Proceedings
We may periodically become subject to legal proceedings and claims arising in connection with on-going business activities, including claims or disputes related to patents issued to us or that are pending. We currently are not a party to any material litigation and have established no contingency reserves for any litigation liability.
On February 12, 2021, the European Patent Office issued a Communication of a Notice of Opposition for European patent EP 3223834, which is held by us. Oral proceedings were held in September 2022, and the Opposition Board maintained claims that we presented in an auxiliary request. No appeal from the Opposition Board’s decision was filed. The patent at issue does not relate to any of our current or anticipated product candidates.

11. Stockholders’ (Deficit) Equity
Preferred Stock
We have authorized 10,000,000 shares of Preferred Stock, $0.001 par value, of which the board of directors can set the designation, rights and privileges. No shares of Preferred Stock have been issued or are outstanding.
Common Stock
We have authorized 200,000,000 shares of Common Stock, $0.001 par value, of which the board of directors can set the designation, rights and privileges. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of our stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.
2019 Shelf Registration and 2019 ATM Program
In June 2019, we filed a Registration Statement on Form S-3 ("2019 Shelf Registration Statement") with the SEC for the registration and offering of common stock, preferred stock, debt securities, warrants and/or units or any combination thereof in the aggregate amount of up to $200.0 million for a period of up to three years from the date of effectiveness. We simultaneously entered into the ATM, providing for the offering, issuance and sale of up to $50.0 million of our common stock 2019 Shelf Registration Statement. For the year ended December 31, 2022, we sold no shares of common stock under the 2019 ATM. For the year ended December 31, 2021, we issued 139,734 common shares under the ATM with offering prices ranging between $12.54 and $13.17 per share for net proceeds of $1.7 million. The 2019 Shelf Registration Statement expired in June 2022, and we terminated the 2019 ATM in July 2022.
2021 Registered Direct Offering and Private Placement
In January 2021, we entered into a stock purchase agreement with ALJ Health Care, pursuant to which on February 2, 2021, ALJ Health Care purchased $7.5 million of our common stock in a private placement at a purchase price of $15.00 per share, equal to the public offering price per share at which our common stock was sold to the public as referred above. The sale of such shares was not registered under the Securities Act.
In February 2021, we sold 5,175,000 shares of our common stock in an underwritten public offering at a public offering price of $15.00 per share, including the underwriters' exercise of their option to purchase 675,000 shares to cover over-allotment, generating gross proceeds of $77.6 million and net proceeds of $72.7 million, after deducting underwriting discounts, commissions and other offering expenses paid by us.
2021 Shelf Registration
In August 2021, we filed the 2021 Shelf Registration Statement with the SEC for the registration and offering of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million for a period of up to three years from the date of effectiveness. No stock or securities registered thereunder were issued in the year ended December 31, 2021 or prior to our May 2022 Registered Direct Offering.

Evelo Biosciences, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
2022 ATM Program
In July 2022, we entered into an ATM offering sales agreement ("2022 ATM") providing for the offering, issuance and sale of up to $75.0 million of our common stock under the 2021 Shelf Registration Statement. For the year ended December 31, 2022, we issued 2,799,400 shares of common stock under the 2022 ATM at a weighted average price per share of $2.10 for aggregate net proceeds of $5.9 million after deducting commissions and other offering expenses paid by us. As of December 31, 2022, $69.1 million remained available to be sold under the 2022 ATM.
Warrants
In connection with our current and prior loan agreements, we issued warrants exercisable for shares of our common stock. The following table summarizes warrant activity for the year ended December 31, 2022:

Transactions	Number of Shares Issuable	Exercise Price	Expiration Date
K2 HealthVentures warrants	663,750	$2.00	June 16, 2031
Horizon Technology warrants	463,915	$1.94	December 15, 2032
	1,127,665
12. Stock-Based Compensation
Equity Plans
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
The exercise price of stock options granted under the Inducement Award Plan will not be less than the fair market value of a share of our common stock on the grant date. Other terms of awards, including vesting requirements, are determined by our board of directors and are subject to the provisions of the Inducement Award Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the Inducement Award Plan expire no more than 10 years from the date of grant. As of December 31, 2022, 310,000 shares of common stock are available for future grant under the Inducement Award Plan.
2018 Incentive Award Plan
Our board of directors adopted on April 18, 2018, and our stockholders approved, the 2018 Plan, which became effective May 8, 2018 and under which we may grant cash and equity-based incentive awards to our employees, officers, directors, consultants and advisors. Following the effectiveness of the 2018 Plan, we ceased making grants under the 2015 Stock Incentive Plan (as amended, the "2015 Plan"). The 2018 Plan initially allowed us to grant

Evelo Biosciences, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
awards for up to 1,344,692 shares of common stock plus that number of shares of common stock subject to awards outstanding under the 2015 Plan that expire, lapse or become terminated or are exchanged for cash, surrendered, repurchased, canceled without having been fully exercised or forfeited following the effective date of the 2018 Plan. Each year starting with 2019 and ending in and including 2028, the number of shares available for grants of awards under the 2018 Plan will be increased automatically on January 1 by a number of shares of common stock equal to the lesser of 4% of the shares of common stock outstanding on the final day of the preceding calendar year or the number of shares determined by our board of directors. Accordingly, on January 1, 2023, 2022 and 2021, the number of shares authorized for issuance under the 2018 Plan was increased by 4,434,109, 2,143,058 shares, and 1,898,805 shares, respectively. The 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it.
The exercise price of stock options granted under the 2018 Plan will not be less than the fair market value of a share of our common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the board of directors and are subject to the provisions of the 2018 Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options provide for accelerated vesting in the event of a change in control. Awards granted to non-employee consultants generally vest monthly over a period of one to four years. Stock options granted under the 2018 Plan expire no more than 10 years from the date of grant. As of December 31, 2022, 1,032,762 shares of common stock are available for future grant under the 2018 Plan.
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
Stock Options
A summary of our stock option activity and related information is as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average - Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding as of December 31, 2021	9,713,182	$9.32	7.29	$10,409
Granted	3,104,005	$3.84
Exercised	(46,881)	$0.69
Forfeited	(1,084,497)	$9.57
Canceled	(510,537)	$9.70
Options outstanding as of December 31, 2022	11,175,272	$7.79	6.91	$746
Exercisable as of December 31, 2022	6,746,054	$7.78	5.79	$746
(1) The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of our common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.
We had 4,429,218 unvested stock options outstanding as of December 31, 2022. The weighted-average fair value of options granted during the years ended December 31, 2022 and 2021 was $2.88 and $10.82, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $0.1 million and $0.9 million, respectively. The remaining unrecognized compensation expense for outstanding

Evelo Biosciences, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
stock options as of December 31, 2022 was $22.2 million and the weighted-average period over which this cost is expected to be recognized is 2.3 years.
Restricted Stock Units
We issue restricted stock units ("RSUs") under our 2018 Plan and 2021 Inducement Plan. Typically, each award of RSUs vests as to 25% on the first anniversary of the grant date, and either monthly thereafter or annually over three additional years.
A summary of the RSU activity and related information is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2021	320,209	$9.04
Granted	108,375	5.05
Vested	(106,934)	9.49
Forfeited	(82,202)	8.47
Unvested balance at December 31, 2022	239,448	7.23
Stock-based compensation expense related to RSUs was $1.1 million, for the year ended December 31, 2022.
The aggregate intrinsic value of vested RSUs during the years ended December 31, 2022 and 2021 was $0.3 million and $0.9 million, respectively. The remaining unrecognized compensation expense for outstanding restricted stock units as of December 31, 2022 was $1.2 million and the weighted-average period over which this cost is expected to be recognized is 1.8 years.
2018 Employee Stock Purchase Plan
Our board of directors adopted on April 18, 2018, and our stockholders approved, the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective on May 8, 2018. A total of 336,356 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2020 and ending in and including 2028, by an amount equal to the lesser of (i) 1% of the number of shares of our common stock outstanding on the last day of the applicable preceding calendar year and (ii) an amount determined by our board of directors. Our board of directors authorized an initial offering period under the ESPP commencing on February 1, 2020. As of December 31, 2022, the number of shares authorized for issuance under the ESPP is 1,195,147 shares.
The compensation expense recognized related to the ESPP for the years ended December 31, 2022 and 2021 was $0.1 million and $0.2 million, respectively. Under the ESPP plan, 76,714 and 28,603 shares were sold for the years ended December 31, 2022 and 2021, respectively.
Valuation Assumptions
When utilizing the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted to employees or non-employees, we used the following weighted average, or ranges of, assumptions:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.35%	0.77%
Expected life (in years)	5.95	6.02
Volatility	90.66%	90.21%
Expected dividend rate	0.00%	0.00%

Evelo Biosciences, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation Expense
Stock-based compensation expense included in our audited consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2022	2021
General and administrative	$8,018	$7,842
Research and development	7,140	8,004
Total stock-based compensation expense	$15,158	$15,846
13. Income Taxes
We recorded a tax provision of $0.9 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively. We did not record a tax benefit for the periods presented due to the losses incurred and the need for a full valuation allowance on net deferred tax assets. The tax expense recorded for the December 31, 2022 and 2021 periods primarily relates to current tax expense at our UK subsidiary, arising from intercompany management charges and current year Massachusetts security corporation taxes. The difference between the income tax expense at the U.S. federal statutory rate and the recorded provision is primarily due to the valuation allowance provided on our net deferred tax assets. Our loss before income tax for the periods presented was generated primarily in the U.S., with a small amount of income generated by our subsidiary in the UK.

	Year Ended December 31,
	2022	2021
U.S. federal tax statutory rate	21.0%	21.0%
State taxes, net of federal benefit	7.1%	6.5%
Non-deductible stock compensation	(1.1)%	(0.7)%
Other non-deductible expenses	(1.0)%	(0.5)%
Credits	2.1%	1.8%
Change in valuation allowance	(29.3)%	(28.5)%
Other	0.3%	—%
Total	(0.9)%	(0.4)%

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforwards	$65,718	$51,653
Research and development credits	13,199	9,879
Capitalized research and development, patent and start-up costs	59,525	47,511
Accrued expenses	308	1,219
Stock based compensation	9,061	6,262
Deferred revenue	2,049	—
Operating lease liability	1,986	2,660
Right of use asset – operating lease	(1,876)	(2,434)
Depreciation	122	(78)
Other	597	729
Deferred tax assets before valuation allowance	150,689	117,401
Valuation allowance	(150,689)	(117,401)
Net deferred tax assets	$—	$—
As of December 31, 2022, we had approximately $240.3 million and $241.3 million of U.S. federal and state Net Operating Losses (“NOLs”), respectively. The U.S. federal NOLs include $49.9 million which expire at various dates through 2036, and $190.4 million which carryforward indefinitely. The state NOLs expire at various dates through 2042. As of December 31, 2022, we had U.S. federal and state research credits of $9.6 million and $4.6 million, respectively, which expire at various dates through 2041.

Evelo Biosciences, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We have evaluated the positive and negative evidence bearing upon our ability to realize the deferred tax assets. We have considered our history of cumulative net losses incurred since inception and our lack of commercialization of any products or generation of any revenue from product sales since inception, and have concluded that it is more likely than not that we will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2022 and 2021, respectively. The valuation allowance increased by $33.3 million in 2022 primarily due to increases in NOLs and research and development credits. We reevaluate the positive and negative evidence at each reporting period.
As of December 31, 2022 and 2021, we had no unrecognized tax benefits, respectively. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense. We do not expect any significant change in our uncertain tax positions in the next twelve months.
Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement did not have a material impact on the our deferred tax assets and did not result in a cash tax liability as we have historically elected to capitalize research and development expenses for tax purposes.
14. Net Loss Per Share
Basic and diluted net loss per common share is determined by dividing the net loss by the weighted-average common shares outstanding during the period, as follows (net loss in thousands):

	Year Ended December 31,
	2022	2021
Numerator
Net loss	$(114,527)	$(122,176)
Denominator
Weighted average shares outstanding used in computing net loss per share	87,168,683	52,910,982
Net loss per share, basic and diluted	$(1.31)	$(2.31)
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
The following table presents securities excluded from the computation of diluted weighted-average shares outstanding for the periods presented, as they are anti-dilutive:

Evelo Biosciences, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2022	2021
Stock options to purchase common stock	11,175,272	9,713,182
Warrant	1,127,665	139,770
RSUs	239,448	320,209
Conversion option	—	375,940
Common stock from the ESPP	40,197	13,152
Total	12,582,582	10,562,253

15. Related Party Transactions
Securities Purchase Agreement with Related Parties
In May 2022, in connection with our registered direct offering, we entered into the Purchase Agreement with a group of purchasers including certain of our executive officers, members of our board of directors and other related parties. Of the 54,246,358 total shares offered, officers and directors purchased an aggregate of 393,834 shares and other related parties purchased an aggregate of 28,253,422 shares of our common stock for $1.46 per share, a price equal to the offering price per share of, and on equal terms as, common stock sold to the public. See Note 11 - Stockholders' (Deficit) Equity.
Weatherden Advisory Services Agreement
We receive clinical advisory services from Weatherden Ltd. (“Weatherden”) under agreements that were entered into during 2017 and 2018. Duncan McHale, our Chief Medical Officer, is a part owner of Weatherden. During each of the years ended December 31, 2022 and 2021, we paid Weatherden $0.2 million and $0.3 million, respectively. As of December 31, 2022 and 2021, the amounts owed to Weatherden under the supply of service agreement were approximately $0.1 million or less, respectively.
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

Evelo Biosciences, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Defined Contribution Plan
We have defined contribution plans for our employees in in the U.S. and U.K. All eligible U.S. and U.K. based employees are able to participate in the respective plans beginning on their first day of employment. Under our defined contribution plans, employees may elect to defer a percentage of their compensation per year, subject to a maximum limit prescribed by tax law, and we match a portion of their eligible contributions. For the years ended December 31, 2022 and 2021, our matching contribution expense in the U.S. totaled $0.4 million and $0.3 million, and in the U.K. totaled $0.2 million and $0.1 million, respectively.

17. Subsequent Event
In January 2023, our Board of Directors approved a plan to reduce its workforce by 48 employees, or approximately 45% of our total headcount as of January 31, 2023, in order to preserve cash and prioritize investment in our core clinical programs. We estimate that we will incur aggregate charges in connection with the workforce reduction of approximately $2.7 million, which relate primarily to severance payments and related continuation of benefits costs, all of which are anticipated to result in future cash expenditures, along with the payment of accrued benefits (such as paid-time-off). We expect the majority of these costs to be incurred during the quarter ending March 31, 2023.
The estimates of the charges and expenditures that we expect to incur in connection with the workforce reduction, and the timing thereof, are subject to several assumptions and the actual amounts incurred may differ materially from these estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the workforce reduction.