Form 10-Q
period 2023-03-31
Evelo Biosciences, Inc.
filed 2023-05-15
CIK 1694665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of May 8, 2023, there were 111,993,605 shares of the registrant's common stock outstanding.

Evelo Biosciences, Inc.
Form 10-Q for the Quarterly Period Ended March 31, 2023

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
•our estimates, including our future expenses, research and development and general and administrative costs, future revenues and anticipated future capital requirements;
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
•our ability to maintain our listing on Nasdaq; and
•developments relating to our competitors and our industry.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, some of which cannot be predicted or quantified and some of which are beyond our control. Risks, uncertainties and assumptions that may cause actual results to differ materially from current expectations include, among other things, those set forth below in “Summary Risk Factors,” in Part I, Item 1A “Risk Factors," in Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations," and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events, speaks only as of the date of this Quarterly Report on Form 10-Q, and is subject to these and other risks, uncertainties and assumptions. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited and we cannot guarantee future results. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by law, we do not plan, and assume no obligation, to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. We qualify all of our forward-looking statements by these cautionary statements.
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

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. Principal risks and uncertainties affecting our business include the following:
•    We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•With our current cash resources, we will be unable to meet our future debt repayment obligation to our current Lender unless we are able to raise additional capital and / or restructure our existing debt, which may be on unfavorable terms, if available at all, and we could be forced to pursue alternative options, including, but not limited to, a further workforce reduction, implementing other cost-reduction initiatives, seeking relief in the U.S. Bankruptcy Courts and/or winding down operations.
•We will need additional funding in order to complete development of our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or discontinue our product development programs or commercialization efforts.
•Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
•The terms of our loan and security agreements place restrictions on our operating and financial flexibility, and if we are unable to comply with any of the covenants, we could be subject to adverse consequences including, without limitation, our having to immediately repay all amounts outstanding under the Loan Agreement and the Lender could seek to foreclose on the collateral.
•We are early in our development efforts and may not be successful in our efforts to use our platform to build a pipeline of product candidates and develop marketable drugs.
•Our product candidates are an unproven approach to therapeutic intervention.
•Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates or will not be able to do so as soon as anticipated, and our ability to generate revenue will be materially impaired.
•We rely, and will continue to rely, on third parties to conduct the clinical trials for our product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
•We rely on third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or that such quantities may not be available at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•We have no experience manufacturing our product candidates at commercial scale, and if we decide to establish our own manufacturing facility, we cannot assure you that we can manufacture our product candidates in compliance with regulations at a cost or in quantities necessary to make them commercially viable.
•Even if we are able to commercialize any product candidates, the products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, any of which could harm our business.
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
•Our common stock may be delisted from The Nasdaq Global Select Market if we cannot maintain compliance with Nasdaq’s continued listing requirements, which could harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Evelo Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

(Unaudited)
	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$27,472	$47,940
Prepaid expenses and other current assets	2,609	3,633
Total current assets	30,081	51,573
Property and equipment, net	4,409	4,842
Right of use asset - operating lease	6,324	6,868
Other assets	1,156	1,158
Total assets	$41,970	$64,441
Liabilities and stockholders’ deficit
Current liabilities:
Debt, current portion	$43,774	$—
Accounts payable	1,514	1,764
Accrued expenses	9,506	7,945
Operating lease liability, current portion	2,343	2,259
Other current liabilities	110	427
Total current liabilities	57,247	12,395
Noncurrent liabilities:
Debt, net of current portion	—	43,614
Operating lease liability, net of current portion	4,579	5,265
Deferred revenue	7,500	7,500
Other noncurrent liabilities	32	659
Total liabilities	69,358	69,433
Commitments and contingencies (Note 9)
Stockholder’s deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 110,930,084 and 110,852,741 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	111	111
Additional paid-in capital	527,064	524,119
Accumulated deficit	(554,563)	(529,222)
Total stockholders’ deficit	(27,388)	(4,992)
Total liabilities and stockholders’ deficit	$41,970	$64,441
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share and share amounts)

(Unaudited)
	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$17,857	$19,321
General and administrative	7,043	9,417
Total operating expenses	24,900	28,738
Loss from operations	(24,900)	(28,738)
Other income (expense):
Interest expense, net	(1,111)	(1,027)
Change in fair value of warrants	627	—
Other miscellaneous income, net	188	20
Total other expenses, net	(296)	(1,007)
Loss before income taxes	(25,196)	(29,745)
Income tax expense	(145)	(116)
Net loss	$(25,341)	$(29,861)

Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.56)
Weighted average number of common shares outstanding, basic and diluted	110,905,822	53,619,635
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except share amounts)

(Unaudited)
	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance - December 31, 2022	110,852,741	$111	$524,119	$(529,222)	$(4,992)
Issuance of common stock under Employee Stock Purchase Plan	40,886	—	36	—	36
Vesting of restricted common stock	36,457	—	—	—	—
Stock-based compensation expense	—	—	2,909	—	2,909
Net loss	—	—	—	(25,341)	(25,341)
Balance - March 31, 2023	110,930,084	$111	$527,064	$(554,563)	$(27,388)

(Unaudited)
	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance - December 31, 2021	53,576,454	$54	$423,308	$(414,695)	$8,667
Issuance of common stock under Employee Stock Purchase Plan	36,329	—	129	—	129
Vesting of restricted common stock	35,406	—	—	—	—
Stock-based compensation expense	—	—	4,275	—	4,275
Fees associated with public offering of common stock	—	—	(12)	—	(12)
Net loss	—	—	—	(29,861)	(29,861)
Balance - March 31, 2022	53,648,189	$54	$427,700	$(444,556)	$(16,802)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)
	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(25,341)	$(29,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,909	4,275
Depreciation expense	445	517
Non-cash interest expense	160	59
Non-cash lease expense	725	491
Decrease in fair value of warrants	(627)	—
Loss on disposal of property and equipment	—	232
Net foreign currency losses	(2)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,024	(1,011)
Accounts payable	(256)	159
Accrued expenses and other current liabilities	1,470	(3,267)
Operating lease liabilities	(783)	(526)
Net cash used in operating activities	(20,276)	(28,932)
Investing activities
Purchases of property and equipment	(12)	(153)
Net cash used in investing activities	(12)	(153)
Financing activities
Proceeds from the issuance of common stock under employee stock purchase plan and the exercise of stock options	36	129
Fees associated with debt issuance and public offering of common stock	(235)	(12)
Net cash (used in) provided by financing activities	(199)	117
Effect of exchange rate changes on cash and cash equivalents	17	—
Net decrease in cash, cash equivalents and restricted cash	(20,470)	(28,968)
Cash, cash equivalents and restricted cash – beginning of period	49,098	69,754
Cash, cash equivalents and restricted cash – end of period	$28,628	$40,786
Supplemental disclosure of cash flow information
Cash paid for interest	$1,343	$973
Cash paid for taxes	$—	$393
Noncash investing and financing activities
Property and equipment additions in accounts payable and accrued expenses	—	$27
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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
We have incurred operating losses since inception and expect such losses and negative operating cash flows to continue for the foreseeable future. As of March 31, 2023, we had cash and cash equivalents of $27.5 million and an accumulated deficit of $554.6 million. Since inception, we have financed operations primarily with the proceeds from the issuance of common stock and since-redeemed preferred stock to equity investors, and from debt financing.
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these unaudited condensed consolidated statements are issued. The transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates, and the achievement of a level of revenues adequate to support our cost structure. Based on our current operating plan, we believe that our cash and cash equivalents balance as of March 31, 2023 will not be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Quarterly Report on Form 10-Q, and we will need to obtain additional funding. We intend to obtain additional funding through financing sources which may include additional public offerings of common stock, private financing of debt or equity, and/or the pursuit of strategic partnerships, licensing arrangements or collaborations. Management’s belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. If we are unable to obtain sufficient funding, we may be required to delay development efforts, limit activities and reduce research and development costs, which could adversely affect our business prospects. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalent resources as of March 31, 2023, management concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these unaudited condensed consolidated statements are issued.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and ASU of the FASB.
Use of Estimates
The preparation of unaudited condensed consolidated statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, estimates related to the application of Revenue from Contracts with Customers (Topic 606) ("ASC 606") to our collaboration agreement with

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Meddist Company Limited ("ALJ"), the accrual of research and development expenses, the expected future lives of property and equipment, the valuation of stock-based awards, and common stock warrants. We base our estimates on historical experience and market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
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
The accompanying unaudited condensed consolidated balance sheet as of March 31, 2023 has been derived from our audited consolidated financial statements for the year ended December 31, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
These unaudited condensed consolidated financial statements are prepared on the same basis as the audited financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly our financial position as of March 31, 2023, and the results of operations and stockholders' deficit for the three months ended March 31, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be realized for the year ending December 31, 2023, or for any future period.
Subsequent Event Considerations
We consider events or transactions that occur after the balance sheet date but prior to the issuance of the unaudited condensed consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure.
Emerging Growth Company Status
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and we may take advantage of reduced reporting requirements that are otherwise applicable to other public companies. We may take advantage of these exemptions until we no longer are an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and, as a result of this election, our unaudited condensed consolidated statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we no longer are an emerging growth company.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering of our common stock, or December 31, 2023, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding common stock that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
As of March 31, 2023 and 2022, we have no off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.
Comprehensive Loss
Comprehensive loss consists of net loss and changes in equity during a period arising from transactions and other equity and circumstances, of which we have none. Our comprehensive loss equals our net loss for all periods presented.
Cash, Cash Equivalents and Restricted Cash
Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less, which consist of cash held in banks and funds held in money market accounts. Cash equivalents are stated at cost, which approximates market value. Our restricted cash consists of the deposits held for the building lease for our office and laboratory premises and for our credit card facility. As of March 31, 2023 and 2022, we had $1.2 million and $1.2 million in restricted cash balance recorded within other assets.
The following reconciles cash, cash equivalents and restricted cash as of March 31, 2023 and 2022, as presented on the statements of cash flows, to the related balance sheet accounts (in thousands):

	March 31, 2023	March 31, 2022
Cash and cash equivalents:
Cash	$1,878	$5,224
Money market funds	25,594	34,407
Total cash and cash equivalents	27,472	39,631
Restricted cash	1,156	1,155
Cash, cash equivalents and restricted cash	$28,628	$40,786
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

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accounting Pronouncements Issued and Not Yet Effective as of March 31, 2023
No new accounting pronouncements issued or effective in the period had or are expected to have a material impact on our accompanying unaudited condensed consolidated statements.
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
We anticipate payments under the cost-sharing or profit and loss sharing arrangements will be classified in the statement of operations consistent with the guidance of ASC 808. To date, we have neither received nor incurred any such payments..
4. Leases
In January 2018, we entered into an operating sublease arrangement for approximately 40,765 square feet for our office and research and development space at 620 Memorial Drive, Cambridge, MA 02139 from February 2018 extending through September 2025. The lease requires a security deposit, which we fulfilled with a standing letter of credit secured by restricted cash on deposit.
We recorded rent expense of $0.7 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively. Operating cash flows used for operating leases were $0.8 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.
The following table presents supplemental balance sheet information related to our operating leases (in thousands):

	March 31, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	$6,324	$6,868
Liabilities:
Operating lease liabilities, current	2,343	2,259
Operating lease liabilities, noncurrent	4,579	5,265
Total lease liabilities	$6,922	$7,524

Other information:
Weighted-average remaining lease term (in years)	2.50 years	2.75 years
Weighted-average discount rate	9.5%	9.5%

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. Fair Value Measurements
The following tables present information about our financial assets and liabilities that have been measured at fair value as of March 31, 2023 and December 31, 2022 (in thousands):

Description	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents:
Money market funds	$25,594	$25,594	$—	$—
Other assets:
Restricted cash held in money market funds	1,156	1,156	—	—
Total	$26,750	$26,750	$—	$—

Financial Liabilities
Other noncurrent liabilities:
Warrant liabilities	$32	—	—	$32
Total	$32	$—	$—	$32

Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents:
Money market funds	$46,660	$46,660	$—	$—
Other assets:
Restricted cash held in money market funds	1,158	1,158	—	—
Total	$47,818	$47,818	$—	$—

Financial Liabilities
Other noncurrent liabilities:
Warrant liabilities	$659	—	—	$659
Total	$659	$—	$—	$659
Our financial assets are reported as cash equivalents and other assets, which are held in money market funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets as of March 31, 2023 and 2022. The money market funds are invested in a fund comprised of U.S. government securities and instruments.
Our financial liability reported as other noncurrent liabilities are common stock warrants issued in connection with the loan arrangement with Horizon Technology Finance Corporation (“Horizon”) (See Note 7). The fair value of the common stock warrants was determined based on the Black-Scholes option-pricing model and classified within Level 3 of the fair value hierarchy. As of March 31, 2023, the expected volatility input of 70% used in the model was deemed unobservable and was determined based on historical share price data of comparable companies for a term equal to the remaining contractual term of the warrants. Other required inputs used in the model were considered observable (Level 1). Significant increases (decreases) in these inputs could result in a significantly lower or higher fair value measurement.
The following table shows a reconciliation of the beginning and ending balances for Level 3 financial liabilities measured at fair value on a recurring basis for the three months ended March 31, 2023:

Total
Level 3 financial liabilities, beginning of period	659
Change in fair value of financial liabilities	(627)
Level 3 financial liabilities, end of period	32

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During the three months ended March 31, 2023, there were no transfers out of Level 3. The change in unrealized depreciation attributable to Level 3 financial liabilities still held at March 31, 2023 is $0.6 million.
6. Accrued Expenses
Accrued expenses recorded in our unaudited condensed consolidated balance sheet consist of the following (in thousands):

	March 31, 2023	December 31, 2022
External research and development expenses	4,704	5,389
Employee severance, compensation and benefits	$3,574	$1,191
Professional and consulting fees	1,067	883
Other	161	482
Total accrued expenses	$9,506	$7,945

7. Loan and Security Agreement
Horizon Technology Finance Corporation Loan and Security Agreement
In December 2022, we entered into a loan agreement with Horizon (the "Loan Agreement"), as lender and collateral agent (the “Lender”), pursuant to which the Lender agreed to make term loans in an aggregate principal amount of up to $45.0 million, available to us on the closing date and we borrowed $45.0 million. Borrowings under the Loan Agreement are collateralized by substantially all of our personal property, excluding intellectual property, and we pledged our equity interests in our subsidiaries, subject to certain limitations with respect to our foreign subsidiaries (the "Collateral").
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
Upon the entry into the Loan Agreement, we were required to pay Horizon a commitment fee of $0.5 million, as well as other customary fees and expenses. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and occurrence of a material adverse effect. Upon the occurrence and continuation of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and Horizon may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the loan agreement and under applicable law. Our subsidiary, Evelo Biosciences Security Corporation, may maintain cash or cash equivalents so long as we satisfy certain liquidity requirements. As of March 31, 2023, we believe we were in compliance with all covenants under the Loan Agreement.
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

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
securities exchange, inter-dealer quotation system or over-the-counter market on which our common stock is traded on the business day immediately prior to the date the holder elects to exercise the warrants on a cashless basis.
The warrants were deemed to be a freestanding financial instrument as it is legally detachable and separately exercisable from the debt obligations. We evaluated the terms and conditions of the warrants and concluded it met the criteria to be classified as a liability. As such, we recorded the warrants as a noncurrent liability at its issuance date.
We have the following minimum aggregate future loan payments as of March 31, 2023 related to the Loan Agreement (in thousands):

Amount
2024	$—
2025	—
2026	16,042
2027	17,500
Thereafter	11,458
Total minimum payments	45,000
Debt discount	(1,226)
Total Debt as of March 31, 2023	$43,774
The Loan Agreement contains a subjective acceleration clause which allows Horizon to accelerate the maturity of the principal payments under certain circumstances. Based upon our significant operating losses and going concern assessment as of March 31, 2023, we determined that we should classify our loan facility with Horizon, which would otherwise be classified as long-term debt, as a current liability on our consolidated balance sheet as of March 31, 2023.
For the three months ended March 31, 2023 and 2022, interest expense was approximately $1.5 million and $1.0 million.
8. In-License Agreements
Mayo Foundation for Medical Education and Research
In August 2017, we and the Mayo Clinic amended the 2016 Mayo License Agreement. Under the amended agreement, the Mayo Clinic granted us (i) an exclusive, worldwide, sublicensable license under the Mayo Clinic’s rights to certain intellectual property and microbial strains and (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how to develop and commercialize certain microbial strains and licensed products incorporating such strains. As consideration, we paid a nonrefundable upfront fee of $0.3 million and are obligated to pay annual license maintenance fees. The nonrefundable upfront fees were expensed to research and development expense in 2017. Annual maintenance fees are expensed as incurred over the term of the agreement. We may owe the Mayo Clinic milestone payments upon the achievement of certain milestones up to a maximum of $59.1 million in the aggregate, as well as royalties on net sales of licensed products in low single-digit percentages. As of March 31, 2023, we incurred milestone payments since inception of approximately $0.3 million and no amounts are currently due.
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

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We have an additional contractual arrangement with an affiliate of Sacco for manufacturing that will require us to spend an aggregate minimum amount of €3.9 million, consisting of €1.5 million annually during each of 2023 and 2024 and €0.9 million on or before March 1, 2025. Relating to the manufacturing purchase arrangement €0.1 million is currently due.
Litigation and Other Proceedings
We may periodically become subject to legal proceedings and claims arising in connection with on-going business activities, including claims or disputes related to patents issued to us or that are pending. We currently are not a party to any material litigation and have established no contingency reserves for any litigation liability.

10. Stock-Based Compensation
Equity Plans
2021 Inducement Plan
In May 2021, our board of directors adopted the Evelo Biosciences, Inc. 2021 Employment Inducement Award Plan (the “Inducement Award Plan”) without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules. As of March 31, 2023, 672,500 shares of common stock are available for future grant under the Inducement Award Plan.
2018 Incentive Award Plan
In April 2018, our board of directors adopted, and our stockholders approved, the 2018 Incentive Award Plan (the "2018 Plan"), effective May 2018, under which we may grant cash and equity-based incentive awards to our employees, officers, directors, consultants and advisors. As of March 31, 2023, awards representing 705,306 shares were available for future grant under the 2018 Plan.
Stock Options
A summary of our stock option activity and related information is as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average - Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding as of December 31, 2022	11,175,272	$7.79	6.91	$746
Granted	1,128,900	0.97
Exercised	—	—
Forfeited	(1,327,593)	9.77
Canceled	(201,221)	10.03
Options outstanding as of March 31, 2023	10,775,358	$6.80	5.90	$—
Exercisable as of March 31, 2023	6,972,813	$7.84	4.38	$—
(1) The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of our common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.
We had 3,802,545 unvested stock options outstanding as of March 31, 2023. The weighted-average fair value of options granted during the three months ended March 31, 2023 and 2022 was $0.78 and $3.77, respectively. The aggregate intrinsic values of options exercised during the three months ended March 31, 2023 and 2022 were zero. The remaining unrecognized compensation expense for outstanding stock options as of March 31, 2023 was $13.0 million and the weighted-average period over which this cost is expected to be recognized is 2.6 years.

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Restricted Stock Units
We issue restricted stock units ("RSUs") under our 2018 Plan and 2021 Inducement Plan. A summary of the RSU activity and related information is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2022	239,448	$7.23
Granted	4,886,000	0.97
Vested	(36,457)	8.76
Forfeited	(87,021)	6.84
Unvested balance at March 31, 2023	5,001,970	$1.11
Stock-based compensation expense related to RSUs was $0.7 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.
The aggregate intrinsic value of vested RSUs for the three months ended March 31, 2023 and 2022 was immaterial. The remaining unrecognized compensation expense for outstanding restricted stock units as of March 31, 2023 was $4.7 million and the weighted-average period over which this cost is expected to be recognized is 1.1 years.
2018 Employee Stock Purchase Plan
In April 2018, our board of directors adopted, and our stockholders approved, the 2018 Employee Stock Purchase Plan (“ESPP”), which became effective in May 2018. As of March 31, 2023, a total of 2,262,518 shares of common stock were reserved for issuance under the ESPP.
The compensation expense recognized related to the ESPP for the three months ended March 31, 2023 and 2022 was immaterial. Under the ESPP plan, 40,886 and 36,329 shares were sold during the three months ended March 31, 2023 and 2022, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense included in our unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$1,521	$2,036
General and administrative	$1,388	$2,239
Total stock-based compensation expense	$2,909	$4,275
11. Net Loss Per Share
Basic and diluted net loss per common share is determined by dividing the net loss by the weighted-average common shares outstanding during the period, as follows (net loss in thousands):

	Three Months Ended March 31,
	2023	2022
Numerator
Net loss	$(25,341)	$(29,861)
Denominator
Weighted average shares outstanding used in computing net loss per share	110,905,822	53,619,635
Net loss per share, basic and diluted	$(0.23)	$(0.56)

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following table presents securities excluded from the computation of diluted weighted-average shares outstanding for the periods presented, as they are anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options to purchase common stock	10,775,358	11,240,002
Warrant	1,127,665	139,770
RSUs	5,001,970	366,311
Conversion option	—	375,940
Common stock from the ESPP	27,563	26,588
Total	16,932,556	12,148,611

12. Related Party Transactions
Weatherden Advisory Services Agreement
We receive clinical advisory services from Weatherden Ltd. (“Weatherden”) under agreements that were entered into during 2017 and 2018. Duncan McHale, our Chief Medical Officer, is a part owner of Weatherden. During each of the three months ended March 31, 2023 and 2022, we paid Weatherden $0.1 million or less. As of March 31, 2023 and 2022, the amounts owed to Weatherden under the supply of service agreement were approximately $0.1 million or less.
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

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

13. Workforce Reduction
On January 31, 2023, our Board of Directors approved a plan to reduce its workforce by 48 employees, or approximately 45% of our total headcount as of January 31, 2023, in order to preserve cash and prioritize investment in our core clinical programs. During the three months ended March 31, 2023, we recognized $2.7 million of charges in the condensed consolidated statement of operations. These charges included one-time termination benefits and contractual termination benefits for severance.

14.Subsequent Event
On May 10, 2023 (the “Effective Date”), the Company (expressly without conceding that an ”Event of Default” (as defined under the Loan Agreement) has occurred) and Horizon entered into a Standstill Agreement pursuant to which Horizon agreed to forbear from exercising, and not to exercise, any and all remedies available to it under the Loan Agreement, warrants, notes and other Financing Documents (as defined in the Standstill Agreement) or at law or in equity from the Effective Date until 9:59 p.m. (Eastern Time) on May 15, 2023 (as may be extended, the “Standstill Period”) as the Company continues negotiations with the Lender and pursues potential sources of financing and financial restructuring alternatives. The Company and Horizon agreed to extend the Standstill Period until May 22, 2023. In order to secure the Standstill Period, the Company has agreed, among other things, that during the Standstill Period, it will only use the Collateral under the Loan Agreement in the ordinary course of its business and in accordance with the provisions of the Loan Agreement and other Financing Documents. As of the date of the issuance of these condensed consolidated financial statements, the Lender has not made a demand for payment of amounts outstanding under the Financing Documents. purported to accelerate any Loan to maturity, or otherwise sought to exercise remedies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Annual Report"), including the audited consolidated financial statements and notes thereto contained in our 2022 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, these forward-looking statements. In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “Evelo,” “Evelo Biosciences,” the “Company,” “we,” “us,” “our” and similar references refer to Evelo Biosciences, Inc. and its consolidated subsidiaries.
Overview
Evelo is a clinical-stage biotechnology company focused on discovering and developing a new class of oral medicines that act on immune cells in the small intestine with systemic effects.
The small intestinal axis ("SINTAX") is the network of connections that links the small intestine and the rest of the body. Immune cells and other cells in the small intestine act as sentinels and are constantly sensing the contents of the gut. Depending on what is sensed, these cells relay messages from the gut to the rest of the body that modulate systemic immunity.
We are discovering and developing a new class of orally delivered investigational medicines that are designed to act on cells in the small intestine with systemic therapeutic effects that have the potential to address many inflammatory diseases. Evelo’s orally delivered product candidates are pharmaceutical compositions of specific single strains of commensal microbes or the extracellular vesicles ("EVs") they shed.
Preclinical studies have shown that our product candidates engaged with immune cells in the small intestine, which led to the generation and mobilization of CD4+ regulatory T cells. These regulatory T cells circulate throughout the body and have the potential to resolve inflammation without immunosuppression, which we believe could overcome the limitations of current anti-inflammatory drugs. Our product candidates have not been observed to colonize the gut nor modify the microbiome.
A first-generation product candidate, EDP1815, which is a mixture of whole cells and EVs from a specific, single strain of bacteria, delivered durable, clinically meaningful improvement in disease for some patients in a Phase 2 trial of psoriasis. In more than 800 patients to date, EDP1815 has displayed a safety and tolerability profile comparable to placebo. EDP2939 is a second generation product candidate that is a pharmaceutical composition of purified EVs produced by the same strain of bacteria as in EDP1815. The small size of the EVs allows us to concentrate many of them in a single dose and favorably influences their diffusion properties in the small intestine. Preclinical data for EDP2939 demonstrate that EDP2939 has shown more potent activity than EDP1815 at a given dose, and we have observed activity on par with injected biologics and JAK inhibitors in these models.
These discoveries may create the potential for a new type of effective, safe, well tolerated, and convenient medicine for people with many types and stages of many inflammatory diseases. Evelo initially is developing our lead product candidates as treatments in psoriasis. If shown to be effective in inflammatory disease mediated by the Th1, Th2 or Th17 inflammatory pathways, we believe these same investigational medicines have potential utility in additional inflammatory diseases, such as psoriatic and other forms of arthritis, asthma, allergy, and inflammatory bowel disease.
Clinical Programs
EDP2939
EDP2939, our first EV product candidate, represents a potential pipeline-in-a-product that has demonstrated biologic and JAK inhibitor-like activity in preclinical studies, along with activity spanning Th1, Th2, and Th17 inflammation. Due to the purity, enhanced potent activity, and increased concentration of EVs in EDP2939 relative to EDP1815, we expect EDP2939 to have even greater activity than EDP1815. We believe that EDP2939, if successfully developed and approved, has the potential to serve as a foundational treatment for numerous inflammatory diseases, including psoriatic arthritis, rheumatoid arthritis, axial spondyloarthritis and inflammatory bowel disease.
Dosing in our Phase 1/2, randomized, placebo-controlled trial has commenced and is being conducted in two parts. Part A evaluates the safety and tolerability of EDP2939 in healthy volunteers. The primary endpoints of Part A (Phase 1) are safety endpoints, including adverse events, vital signs and safety laboratory tests. It includes up to three sequential, escalating multiple dose cohorts. The Safety Review Committee ("SRC") reported no notable safety or tolerability concerns for Cohorts 1 and 2 of Part A (Phase1). Cohort 3 of Part A (Phase 1) is currently ongoing. Part B (Phase 2) evaluates the safety, tolerability and preliminary efficacy in adults with moderate psoriasis. The primary endpoint of Part B is the proportion of participants with moderate psoriasis achieving a PASI-50 response compared to placebo. The Part B (Phase 2) study of EDP2939 in moderate psoriasis is now fully enrolled, and we expect to report topline results early in the fourth quarter of 2023.
EDP1815
EDP1815 is a pharmaceutical preparation of a single strain of Prevotella histicola isolated from a human donor and selected for its specific pharmacology. It contains a mixture of whole cells and EVs. EDP1815 has been studied in more than 800 patients to date and has displayed a safety and tolerability profile comparable to placebo.
Psoriasis
In September 2021, we announced positive data from a Phase 2 trial of EDP1815 in psoriasis. The trial evaluated three doses of EDP1815 in patients with mild and moderate psoriasis and consisted of a treatment phase (Part A) and an off-treatment follow-up phase (Part B). The primary endpoint was the mean percentage change in PASI scores between treatment and placebo at 16 weeks. Secondary endpoints included the proportion of study patients who achieved at least a 50% improvement in PASI from baseline at the week 16 timepoint, and other clinical measures of disease such as PGA, BSA, PGA x BSA, PSI, and DLQI.
In Part A, 25% to 32% of patients across the three EDP1815 treated cohorts achieved a PASI-50 or greater reduction at week 16 compared to 12% on placebo. In Cohorts 1 and 2, this difference in response rate was statistically significant (p <0.05). Cohort 3 was not statistically significant, but directionally similar (25% vs. 12%). The pooled PASI-50 response across all three EDP1815 cohorts, an exploratory analysis, was 29% vs. 12% for placebo and was also statistically significant with a p-value of 0.027. EDP1815 was observed to be well tolerated in Part A (treatment phase) of the trial. The safety data were comparable to placebo, and there were no drug related serious adverse events. Part B results in February 2022 demonstrated durable and deeper clinical responses without any new psoriasis medication being used during this time. There were no drug-related adverse events in Part B, and no flare or rebound following cessation of dosing.
We believe EDP2939 may have greater potential activity than EDP1815 in psoriasis, with similar tolerability. The progression and development of EDP1815 is contingent upon the results of the ongoing EDP2939 trial and availability of funding and resources.
Atopic dermatitis
In February 2022, we initiated a Phase 2 trial of EDP1815 for atopic dermatitis treatment, aiming to evaluate its efficacy and safety compared to placebo. The primary endpoint was a 50% improvement in EASI score at week 16. In February 2023, interim data revealed that Cohorts 1, 2, and 3 did not meet the primary endpoint, with high placebo response rates. In April 2023, we announced that Cohort 4 also failed to meet the primary endpoint. The high placebo response rate was consistent across all cohorts, the cause of which has not been identified. Due to these results, further development of EDP1815 in atopic dermatitis will be discontinued, following a wind-down of the clinical study, and resources will be focused on the next generation of the EV platform and EDP2939.
Nasdaq Listing Notifications
On March 17, 2023, April 25, 2023 and April 28, 2023, we received letters from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us of non-compliance with certain requirements for continued listing on The Nasdaq Global Select Market.
There can be no assurance that we will be able to maintain compliance with the continued listing requirements of The Nasdaq Global Select Market, or satisfy the requirements necessary to transfer the listing of our common stock to The Nasdaq Capital Market. Delisting from the Nasdaq Global Select Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, delisting from Nasdaq could also make it more difficult for us to raise additional capital. See “Risk Factors—Our common stock may be delisted from The Nasdaq Global Select Market if we cannot regain compliance with Nasdaq’s continued listing requirements, which could harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
We expense R&D costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our unaudited condensed consolidated financial statements as prepaid or accrued R&D expenses. Nonrefundable advance payments for goods or services to be received in the future for use in R&D activities are deferred and capitalized, even when there is no alternative future use for the research and development. The capitalized amounts are expensed as the related goods are delivered or the services are performed.
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
Interest Expense, Net
During the three months ended March 31, 2023 and 2022, interest expense, net consisted primarily of interest at the stated rate on borrowings under our loan and security agreements, amortization of deferred financing costs and interest expense related to the accretion of debt discount offset by interest earned on institutional money market instruments.
We anticipate that the interest expense on our outstanding loan will increase in the near term, if and as interest rates rise in response to actions taken by the U.S. Federal Reserve. We expect that interest income earned on our money market accounts may increase in response to rising interest rates; however the net impact is uncertain given our fluctuating cash/money market balances.
Other Miscellaneous Income, Net
For the three months ended March 31, 2023, other miscellaneous income, net consists of government R&D tax credits related to our operations in the UK, offset by foreign currency exchange losses and changes in the fair value of common stock warrants.
Income Taxes
Income tax expense primarily relates to tax expense at our UK subsidiary.
Since our inception in 2014, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
Our statement of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Change
	2023	2022
Operating expenses:
Research and development	$17,857	$19,321	$(1,464)
General and administrative	7,043	9,417	(2,374)
Total operating expenses	24,900	28,738	(3,838)
Loss from operations	(24,900)	(28,738)	3,838
Other income (expense):
Interest expense, net	(1,111)	(1,027)	(84)
Change in fair value of warrants	627	—	627
Other miscellaneous income, net	188	20	168
Total other expenses, net	(296)	(1,007)	711
Loss before income taxes	(25,196)	(29,745)	4,549
Income tax expense	(145)	(116)	(29)
Net loss	$(25,341)	$(29,861)	$4,520

Net Loss
The net loss was $25.3 million for the three months ended March 31, 2023, compared to $29.9 million for the three months ended March 31, 2022. The decrease in net loss of $4.5 million was the result of a decrease of $3.8 million in total operating expenses, a $0.6 million decrease in fair value of warrants, and a $0.2 million increase in other miscellaneous income, partially offset by a $0.1 million increase in net interest expense. Of our total operating expenses, R&D expenses decreased by $1.5 million and G&A expenses decreased by $2.4 million.
Research and Development Expenses (in thousands):

	Three Months Ended March 31,		Change
	2023	2022
Inflammation programs	$8,442	$7,000	$1,442
Personnel costs	5,252	6,543	(1,291)
Platform expenses	2,585	3,658	(1,073)
Stock-based compensation	1,521	2,036	(515)
Other	57	84	(27)
Total research and development expenses	$17,857	$19,321	$(1,464)
R&D expenses were $17.9 million for the three months ended March 31, 2023, compared to $19.3 million for the three months ended March 31, 2022. The overall decrease of $1.5 million was driven primarily by a $1.3 million decrease in personnel costs due to fewer employees, including the impact of the Workforce Reduction (as defined below) we implemented in February 2023, net of severance charge recorded in the first quarter of 2023, a decrease of $0.5 million stock-based compensation as a result of fewer employees, and a $1.1 million decrease in platform expenses as a result of overall cost controls in lab operations. As a result of the Workforce Reduction, we reduced our headcount by 34 employees in R&D and incurred a severance charge of $1.3 million during the three months ended March 31, 2023. We expect to fully realize the benefits of the Workforce Reduction throughout the remainder of fiscal year 2023. These decreases were partially offset by a $1.4 million increase in inflammation programs spending, which was driven by EDP2939 extracellular vesicles program and the continuation of the EDP1815 Phase 2 trial in atopic dermatitis.
Overall, we expect to continue to closely control spending in research and development, prioritizing spending on our key clinical programs and, as resources permit, potentially expand into additional therapeutic areas, continue development efforts and mechanism-of-action research, and seek to enhance manufacturing capabilities.
General and Administrative Expenses (in thousands):

	Three Months Ended March 31,		Change
	2023	2022
Personnel costs	$3,408	$3,730	$(322)
Stock-based compensation	1,388	2,239	(851)
Professional fees	1,600	2,257	(657)
Facility costs, office expense and other	647	1,191	(544)
Total general and administrative expenses	$7,043	$9,417	$(2,374)
G&A expenses were $7.0 million for the three months ended March 31, 2023, compared to $9.4 million for the three months ended March 31, 2022. The decrease of $2.4 million was driven by a $0.9 million decrease in stock-based compensation as a result of fewer employees, a $0.7 million decrease in general and administrative professional fees, a $0.5 million decrease in facilities and other costs given focus on cost reduction, and a $0.3 million decrease in personnel-related costs due to fewer employees, including the impact of the Workforce Reduction, net of severance charge recorded in the first quarter of 2023. As a result of the Workforce Reduction, we reduced our headcount by 14 employees in G&A and incurred a severance charge of $1.3 million during the three months ended March 31, 2023. We expect to fully realize the benefits of the Workforce Reduction throughout the remainder of fiscal year 2023.

Total Other Expense, Net
Total other expense, net for the three months ended March 31, 2023 was $0.3 million compared to $1.0 million for the three months ended March 31, 2022. This decrease of $0.7 million was primarily driven by a $0.6 million decrease in fair value of warrants, a $0.2 million increase in other miscellaneous income, partially offset by increased net interest expense of $0.1 million resulting from both higher current year average debt balances and interest rates.

Liquidity and Capital Resources
We were incorporated and commenced operations in 2014. Since our incorporation, we have devoted substantially all of our resources to developing preclinical and clinical product candidates, building our intellectual property portfolio and process development and manufacturing function, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily with the proceeds from issuance of our common stock combined with proceeds from previous sales of our convertible preferred stock to our equity investors and borrowings under loan and security agreements. From our inception through March 31, 2023, we have received gross proceeds of $520.1 million from such transactions, which includes a net $45.0 million borrowed under debt facilities. As of March 31, 2023, we had cash and cash equivalents of $27.5 million and an accumulated deficit of $554.6 million.
In February 2023, we released interim data from the first three cohorts of our ongoing Phase 2 trial of EDP1815 in atopic dermatitis patients. Cohorts 1, 2 and 3 failed to meet the trial's primary endpoint. In connection with this data, we implemented cost reduction initiatives, including a reduction in workforce of 48 employees, or approximately 45% of our headcount as of the date of the reduction, in order to preserve cash and prioritize investment in our core clinical programs (the "Workforce Reduction"). In April 2023, and consistent with the first three cohorts of Phase 2 trial of EDP1815 in atopic dermatitis, Cohort 4 did not meet the primary endpoint. Given these results, we decided to cease further development of EDP1815 in atopic dermatitis, following a wind-down of the study, prioritize investment in the EV platform and in EDP2939 clinical development, and further reduce our workforce to save costs.
We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. We incurred net losses of approximately $25.3 million and $29.9 million for the three months ended March 31, 2023 and 2022, respectively. We have incurred losses and generated negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. The transition to profitability is dependent upon the successful development, approval, and commercialization of our products and product candidates and the achievement of a level of revenues adequate to support our cost structure. Based on our current operating plan, we believe that our cash and cash equivalents as of March 31, 2023 will not be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Quarterly Report on Form 10-Q, and we will need to obtain additional funding. Until such time, if ever, as we can generate revenue from product sales, we intend to pursue strategic partnerships, licensing arrangements and collaborations, and obtain additional funding through our available financing sources, which may include additional public offerings of common stock and private financing of debt or equity. There can be no assurance that we will be successful in pursuing any such partnerships, licensing arrangements or collaborations, or that any such financings will be obtained on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will have to significantly delay, scale back or discontinue our research and development programs, future commercialization efforts, or operations. Our beliefs about our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding, if it is available, sooner or on less desirable terms than would otherwise be expected.
We anticipate capital expenditures for the rest of 2023 to be minimal.
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
We expect our expenses to increase substantially in connection with our ongoing development activities related to the initiation of clinical studies and preclinical work on additional monoclonal microbial and extracellular vesicle product candidates, which are still in development, and our follow-on therapeutics and other programs. In addition, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:
•continue our clinical trials;
•advance the clinical development of potential and additional product candidates;

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

As of March 31, 2023, our principal source of liquidity is cash and cash equivalents, which totaled $27.5 million. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits. We expect that our existing cash and cash equivalents as of March 31, 2023 will enable us to fund our planned operating expenses and capital expenditure requirements into the third quarter of 2023. Based on our current operating plan, we believe that our cash and cash equivalents will not be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Quarterly Report on Form 10-Q, and we will need to obtain additional funding. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our forecast is based on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Due to the uncertainty in securing additional funding, and the insufficient amount of cash and cash equivalent resources as of March 31, 2023, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q.
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
As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Additionally, our ability to raise capital may be impacted by global macroeconomic conditions including as a result of international political conflict, supply chain issues and rising inflation and interest rates. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so. We also continue to face liquidity issues as described below.
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

In July 2022, we entered into an “at-the-market” offering sales agreement with Cowen (the "2022 ATM") providing for the offering, issuance and sale of up to $75.0 million of common stock under the 2021 Shelf Registration Statement. We did not sell any shares of our common stock under the 2022 ATM during the three months ended March 31, 2023. As of March 31, 2023, $69.1 million remained available to be sold under the 2022 ATM.
Debt Financing
Horizon Technology Finance Corporation Loan and Security Agreement
In December 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Horizon (as lender and collateral agent, the “Lender”) pursuant to which Horizon agreed to make term loans in an aggregate principal amount of up to $45.0 million available to us on the closing date, and we borrowed $45.0 million. Borrowings under the loan agreement are collateralized by substantially all of our personal property, excluding intellectual property, and we pledged our equity interests in our subsidiaries, subject to certain limitations with respect to our foreign subsidiaries.
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
Upon the entry into the loan agreement, we were required to pay Horizon a commitment fee of $0.5 million, as well as other customary fees and expenses. The loan agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and occurrence of a material adverse effect. Upon the occurrence and continuation of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and Horizon may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the loan agreement and under applicable law. Our subsidiary, Evelo Biosciences Security Corporation, may maintain cash or cash equivalents so long as we satisfy certain liquidity requirements. As of March 31, 2023, we believe we were in compliance with all covenants under the Loan Agreement.
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
The Loan Agreement contains a subjective acceleration clause which allows Horizon to accelerate the maturity of the principal payments under certain circumstances. Based upon our significant operating losses and going concern assessment as of March 31, 2023, we determined that we should classify our loan facility with Horizon, which would otherwise be classified as long-term debt, as a current liability on our consolidated balance sheet as of March 31, 2023.
In addition, on May 10, 2023 (the “Effective Date”), the Company (expressly without conceding that an ”Event of Default” (as defined under the Loan Agreement) has occurred) and Horizon entered into a Standstill Agreement pursuant to which Horizon agreed to forbear from exercising, and not to exercise, any all remedies available to it under the Loan Agreement, warrants, notes and other Financing Documents (as defined in the Standstill Agreement) or at law or in equity from the Effective Date until 9:59 p.m. (Eastern Time) on May 15, 2023 (as may be extended, the “Standstill Period”) as the Company continues negotiations with the Lender and pursues potential sources of financing and financial restructuring alternatives. The Company and Horizon agreed to extend the Standstill Period until May 22, 2023. In order to secure the Standstill Period, the Company has agreed, among other things, that during the Standstill Period, it will only use the collateral under the Loan Agreement in the ordinary course of its business and in accordance with the provisions of the Loan Agreement and other Financing Documents. As of the date of the issuance of these condensed consolidated financial statements, the Lender has not made a demand for payment of amounts outstanding under the Financing Documents. purported to accelerate any Loan to maturity, or otherwise sought to exercise remedies.
Due our liquidity issues, we are currently considering, and are seeking to make, changes to our capital structure to increase our cash runway, maintain sufficient liquidity, strengthen our balance sheet and meet our future debt obligations. If we are not able to secure additional financing, and/or enter into further agreements with the Lender, including extending the Standstill Period, the Lender could seek to, among other remedies available to it, if circumstances are triggered under the Loan Agreement, demand repayment of amounts outstanding under the Loan Agreement, accelerate any Loan to maturity or pursue remedies against the collateral securing our obligations under the Loan Agreement. In addition, we could be forced to pursue alternative options, including, but not limited to, a further workforce reduction, implementing other cost-reduction initiatives, seeking relief in the U.S. Bankruptcy Courts and/or winding down operations.
See Note 7 - Loan and Security Agreement to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding our debt facility.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash used in operating activities	$(20,276)	$(28,932)
Cash used in investing activities	(12)	(153)
Cash (used in) provided by financing activities	(199)	117
Effect of exchange rate changes on cash and cash equivalents	17	—
Net decrease in cash, cash equivalents and restricted cash	$(20,470)	$(28,968)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2023, was $20.3 million, driven primarily by our net loss of $25.3 million which originates from investments in research and clinical study costs to advance our programs, as well as general and administrative costs which include costs to operate as a public company. This net loss figure is reduced by non-cash charges consisting of stock-based compensation expense of $2.9 million, lease expense of $0.7 million, depreciation expense of $0.4 million, interest expense of $0.2 million. These reductions were partially offset by $0.6 million decrease in the fair value of warrants. The change in operating assets and liabilities, primarily the pay-down of liabilities including the operating lease for our office, account for $1.5 million of cash provided by operations.
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
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 and 2022 was less than $0.1 million and $0.2 million, respectively, primarily due to the purchase of capital equipment in 2022.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2023 was $0.2 million, primarily due to a $0.2 million payment of fees accrued in 2022 regarding the issuance of long-term debt under the Horizon loan and security agreement.
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
There were no material changes to our critical accounting policies in the three months ended March 31, 2023 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2022 Annual Report.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide this information.
Item 4. Controls and Procedures
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined under 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claim or proceeding, regardless of the merits, is inherently uncertain. We are not subject to any material legal proceedings.

Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and Part I, Item 2. “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and in our Annual Report on Form 10-K filed with the SEC on March 16, 2023, including our consolidated financial statements and the related notes thereto, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Financial Position and Need for Additional Capital
We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred significant operating losses. Our net loss was $25.3 million and $29.9 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $554.6 million. As noted below, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Through March 31, 2023, we have financed our operations through proceeds from equity offerings of our common stock, private placements of our since redeemed preferred stock and borrowings under loan and security agreements. We have devoted substantially all of our financial resources and efforts to developing our platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We are in the early stages of developing our product candidates, and we have not completed the development of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we, without limitation:
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
With our current cash resources, we will be unable to meet our future debt repayment obligation to our current Lender unless we are able to raise additional capital and / or restructure our existing debt, which may be on unfavorable terms, if available at all, and we could be forced to pursue alternative options, including, but not limited to, a further workforce reduction, implementing other cost-reduction initiatives, seeking relief in the U.S. Bankruptcy Courts and/or winding down operations.
Pursuant to the terms of the Loan and Security Agreement (the “Loan Agreement”) entered into on December 15, 2022 with Horizon Technology Finance Corporation, as lender and collateral agent ("Horizon" or the “Lender”), we are required, and have begun, to make interest-only payments on the loans on the stub period date (January 1, 2023) and for the first thirty-six monthly payment dates prior to when the loans are scheduled to begin amortizing on February 1, 2026. Beginning on February 1, 2026, we must pay twenty-four equal consecutive monthly installment payments repaying $35.0 million of the principal, plus interest on all outstanding balances until the loans mature on January 1, 2028 (the “Maturity Date”). The remaining $10.0 million of principal is due and payable on the Maturity Date. See Note 7 - Loan and Security Agreement to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding our debt facility.
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
In addition, on May 10, 2023 (the “Effective Date”), the Company (expressly without conceding that an ”Event of Default” (as defined under the Loan Agreement) has occurred) and Horizon entered into a Standstill Agreement pursuant to which Horizon agreed to forbear from exercising, and not to exercise, any all remedies available to it under the Loan Agreement, warrants, notes and other Financing Documents (as defined in the Standstill Agreement) or at law or in equity from the Effective Date until 9:59 p.m. (Eastern Time) on May 15, 2023 (as may be extended, the “Standstill Period”) as the Company continues negotiations with the Lender and pursues potential sources of financing and financial restructuring alternatives. The Company and Horizon agreed to extend the Standstill Period until May 22, 2023. In order to secure the Standstill Period, the Company has agreed, among other things, that during the Standstill Period, it will only use the collateral under the Loan Agreement in the ordinary course of its business and in accordance with the provisions of the Loan Agreement and other Financing Documents. As of the date of the issuance of these condensed consolidated financial statements, the Lender has not made a demand for payment of amounts outstanding under the Financing Documents. purported to accelerate any Loan to maturity, or otherwise sought to exercise remedies. Due our liquidity issues, we are currently considering, and are seeking to make, changes to our capital structure to increase our cash runway, maintain sufficient liquidity, strengthen our balance sheet and meet our future debt obligations. If we are not able to secure additional financing, and/or enter into further agreements with the Lender, including extending the Standstill Period, the Lender could seek to, among other remedies available to it, if circumstances are triggered under the Loan Agreement demand repayment of amounts outstanding under the Loan Agreement, accelerate any Loan to maturity or pursue remedies against the collateral securing our obligations under the Loan Agreement. In addition, we could be forced to pursue alternative options, including, but not limited to, a further workforce reduction, implementing other cost-reduction initiatives, seeking relief in the U.S. Bankruptcy Courts and/or winding down operations. There can be no assurance that we will be successful in our efforts to secure the requisite financing needed to continue our operations as intended.
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
Based on our current operating plans, we expect that our existing cash and cash equivalents as of March 31, 2023 will be sufficient to enable us to fund operating expenses and capital expenditure requirements into the third quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
We will be forced to delay or reduce the scope of our development programs, reduce our research and development costs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of March 31, 2023, we had $27.5 million in cash and cash equivalents. Based on our available cash resources, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements appearing within this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements for the quarter ended March 31, 2023 are issued. Nevertheless, our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which may be significant. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue our product development programs or commercialization efforts.

The terms of our loan and security agreements place restrictions on our operating and financial flexibility, and if we are unable to comply with any of the covenants, we could be subject to adverse consequences including, without limitation, our having to immediately repay all amounts outstanding under the Loan Agreement and the Lender could seek to foreclose on the collateral.
On December 15, 2022 (the “Loan Closing Date”), we entered into the Loan Agreement with Horizon, as lender and collateral agent, pursuant to which the Lender agreed to make term loans, in an aggregate principal amount of up to $45.0 million, available to us on the Loan Closing Date, and we borrowed $45.0 million. Borrowings under the Loan Agreement are collateralized by substantially all of our personal property, excluding intellectual property, and we pledged our equity interests in our subsidiaries, subject to certain limitations with respect to certain our domestic and foreign subsidiaries. The loans carry a 3-year interest-only period and begin to amortize in February 2026. As of March 31, 2023, the outstanding principal balance under the Loan Agreement was $45.0 million.
The Loan Agreement contains customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries. The Loan Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to: incur additional indebtedness; incur certain liens; pay dividends or make other distributions on equity interests; consolidate, merge or sell or otherwise dispose of our assets; make investments, loans, advances, guarantees and acquisitions; enter into transactions with affiliates; and change our business or ownership. Our ability to comply with these and other covenants in the Loan Agreement may be affected by events and factors beyond our control. In the event that we breach one or more covenants, the Lender may choose to declare an event of default and require that we immediately repay all amounts outstanding under the Loan Agreement, and the Lender could seek to foreclose on the collateral. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

Additionally, the credit markets and the financial services industry have been experiencing disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the U.S. and other governments. As a result, the cost and availability of credit has been and may continue to be adversely affected. If we are unable to obtain funding when needed and on acceptable terms, if at all, our financial condition and business prospects could be adversely impacted.
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
We believe our product candidates, such as EDP2939, have the potential to work by modulating systemic responses via interactions with cells in the small intestine. Dosing to achieve sufficient exposure may require an inconvenient dosing regimen. Even with a successful formulation and appropriate delivery profile to achieve proper exposure of our microbes or extracellular vesicles to the small intestine, we may not get sufficient or even any activity at the site of disease. This may be because our understanding of the mechanisms of the small intestine do not work in humans the way we believe they do. Despite there being strong academic literature to support the concept and our observations in preclinical studies in mice and early clinical trials in human patients with psoriasis, these principles and the ability to use pharmaceutical preparations derived from single strains of microbes to modulate the immune system and other systems have not yet been proven in humans.
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
Our product candidates, such as EDP2939, are designed to work by modulating the immune system. While we have observed limited systemic exposure in preclinical studies and early clinical trials, the pharmacological immune effects we aim to induce are systemic. Systemic immunomodulation from taking our product candidates could lead to immunotoxicity in patients, which may cause us or regulatory authorities to delay, limit or suspend clinical development. Other immunomodulatory agents have shown immunotoxicity. This includes immune suppressive agents, such as HUMIRA or REMICADE, which have shown an increased risk of infection or, in rare instances, certain types of blood cancer. In the case of immune activating agents, such as YERVOY, induction of adverse auto-immune events has been observed in some patients. Immunotoxicity in one program could cause regulators to view these adverse events as a class effect of our product candidates which may impact the timing of the development of our pipeline of potential product candidates. Even if the adverse events are manageable, the profile of the drug may be such that it limits or diminishes the possible number of patients who could receive our therapy.
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
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. For example, we are developing certain product candidates to treat inflammatory diseases including psoriasis and atopic dermatitis. There are a limited number of patients from which to draw for clinical trials concerning any given indication.
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
Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives, and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time due to the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. In January 2023, our Board approved the reduction of our workforce by 48 employees, or approximately 45% of our headcount as of such date, in order to preserve cash and prioritize investment in our core clinical programs. We undertook a further reduction of our workforce in April 2023. These reductions, and any future reductions, may negatively impact our ability to attract candidates to the Company in the future. Competition to hire from the limited pool referred to above is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to attract and retain high quality personnel, our ability to pursue our business strategy will be limited and our business will be harmed.
Our reductions in force undertaken to extend our cash runway and focus more of our capital resources on our prioritized research and development programs may not achieve our intended outcome.
In January 2023, our Board approved a reduction in force affecting approximately 45% of our workforce, in order to preserve cash and prioritize investment in our core clinical programs. We undertook a further reduction of our workforce in April 2023. These reductions in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reductions in force, or if we experience significant adverse consequences from the reductions in force, our business, financial condition, and results of operations may be materially adversely affected.
We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
In the future, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product development, regulatory affairs, clinical affairs and manufacturing and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our potential future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, and more recently has been a result of disruptions in the global economy, including rising inflation and interest rates, declines in economic growth, international conflict, financial institution failures and impact from the COVID-19 pandemic. As a result of this volatility, you may not be able to sell your shares of common stock at or above the price at which you purchase the shares. The market price for our common stock may be influenced by many factors, including:
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
Based on the number of shares of common stock outstanding as of March 31, 2023, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, shares representing approximately 70% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership control may have the effect of delaying, deferring or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate 18.3 million shares of our common stock as of March 31, 2023 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, including entities affiliated with Flagship Pioneering, until such shares can otherwise be sold without restriction under Rule 144 of the Securities Act or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
Our common stock may be delisted from The Nasdaq Global Select Market if we cannot maintain compliance with Nasdaq’s continued listing requirements, which could harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.
Our common stock is currently listed on the Nasdaq Global Select Market. Nasdaq requires listed companies to meet certain listing criteria including total number of stockholders, corporate governance requirements, minimum closing bid price, total value of public float, and in some cases total stockholders’ equity and market capitalization requirements. If we fail to satisfy the continued listing standards, including with respect to the maintenance of a minimum share price, or if Nasdaq, in its discretion, determines that a condition exists that makes further dealings of our Company on the exchange unwarranted, Nasdaq may issue a non-compliance letter or initiate delisting proceedings. On March 16, 2023 we received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). On April 25, 2023, we

received a letter from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive business days, the Minimum Value of Listed Securities, as defined by Nasdaq (“MVLS”) has been below the minimum $50 million requirement for continued listing on The Nasdaq Global Select Market under Nasdaq Listing Rule 5450(b)(2)(A) (the “Minimum Market Value of Listed Securities Requirement”). On April 28, 2023, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive business days, the Minimum Market Value of Publicly Held Shares, as defined by Nasdaq (“MVPHS”), of our common stock has been below the minimum $15 million requirement for continued listing on The Nasdaq Global Select Market under Nasdaq Listing Rule 5450(b)(3)(C) (the “Minimum Market Value of Publicly Held Shares Requirement”).
These letters have no immediate effect on the listing of our common stock on the Nasdaq Global Select Market, and our common stock will continue to trade on The Nasdaq Global Select Market under the symbol “EVLO,” subject to our compliance with the other continued listing requirements of The Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided compliance periods of 180 calendar days from receipt of each letter to regain compliance with each separate requirement.
There can be no assurance that we will be able to maintain compliance with the Bid Price Requirement, Minimum Market Value of Listed Securities Requirement or the Minimum Market Value of Publicly Held Shares Requirement, or any other listing requirements, or satisfy the requirements necessary to transfer the listing of our common stock to The Nasdaq Capital Market. Delisting from the Nasdaq Global Select Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.
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
We are an "emerging growth company" as that term is used in the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”) and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering of our common stock, or December 31, 2023, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding common stock that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
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
As a public company, we are required to maintain effective disclosure controls and procedures and internal control over financial reporting, and to report any material weaknesses in such internal controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, we have identified three material weaknesses to date. In October 2021, we identified a material weakness relating to an insufficient process for confirming final approvals for the release of reviewed and approved documentation prior to filing such documentation with the SEC. In connection with the preparation of our financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we filed with the SEC on March 16, 2023, we identified instances of non-compliance with provisions of the Prior Loan Agreement which resulted in events of default that were not identified or prevented on a timely basis. We, therefore, concluded that there was a material weakness in our internal controls over financial reporting, as our controls over debt covenant monitoring and compliance were not operating with sufficient precision and timeliness. The material weakness did not result in any financial statement modifications, and there were no changes to our previously disclosed financial results. The remediation efforts that we take to address a material weakness need to be completed and operating effectively for a sufficient period of time before we are able to deem such material weakness fully remediated. See Part II, Item 9A “Controls and Procedures” for additional information about these material weaknesses and our remediation efforts.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered equity securities during the three months ended March 31, 2023.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Evelo Biosciences, Inc.	8-K	001-38473	3.1	5/11/2018
3.2	Amended and Restated Bylaws of Evelo Biosciences, Inc.	8-K	001-38473	3.1	3/18/2021
10.1#	Severance Agreement, dated February 13, 2023, by and between Evelo Biosciences, Inc. and Jonathan Zung	10-K	001-38473	10.13	3/16/2023
10.2#	Letter Agreement, dated February 1, 2023, by and between Evelo Biosciences, Inc. and Marella Thorell	10-K	001-38473	10.16	3/16/2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document- the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
* Filed herewith
** Furnished herewith
# Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

EVELO BIOSCIENCES, INC.

Date: May 15, 2023	By:	/s/ Balkrishan (Simba) Gill, Ph.D.
Balkrishan (Simba) Gill, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Marella Thorell
Marella Thorell
Chief Financial Officer and Treasurer
(Principal Financial Officer)