Form 10-Q
period 2023-06-30
Evelo Biosciences, Inc.
filed 2023-08-14
CIK 1694665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of August 10, 2023, there were 18,835,066 shares of the registrant's common stock outstanding.

Evelo Biosciences, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 2023

i

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
•our ability to continue as a going concern, our cash runway, our future capital needs, our ability to satisfy our debt obligations (including any restrictive covenants) and our need and ability to raise additional funds;
•our estimates, including our future expenses, research and development and general and administrative costs, future revenues and anticipated future capital requirements;
•our future results of operations, financial position, business strategy and prospective products;
•our ability to build a pipeline of product candidates and develop, partner and/or commercialize drugs;
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
•With our current cash resources, we will be unable to meet our future debt repayment obligation to our current Lender unless we are able to raise additional capital and / or restructure our existing debt, which may be on unfavorable terms, if available at all, and we could be forced to pursue alternative options, including, but not limited to, a further workforce reduction, implementing further cost-reduction initiatives, seeking relief in the U.S. Bankruptcy Courts and/or winding down operations.
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
•We are highly dependent on the success of EDP2939, as we have shifted focus away from EDP1815, and if we are unable to complete further development of, obtain approval for and commercialize EDP2939 for one or more indications in a timely manner, our business will be harmed.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Evelo Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

(Unaudited)
	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$7,622	$47,940
Prepaid expenses and other current assets	3,641	3,633
Total current assets	11,263	51,573
Property and equipment, net	2,369	4,842
Right of use asset - operating lease	5,765	6,868
Other assets	1,422	1,158
Total assets	$20,819	$64,441
Liabilities and stockholders’ deficit
Current liabilities:
Debt, current portion	$43,915	$—
Accounts payable	3,765	1,764
Accrued expenses	5,151	7,945
Operating lease liability, current portion	2,690	2,259
Other current liabilities	20	427
Total current liabilities	55,541	12,395
Noncurrent liabilities:
Debt, net of current portion	—	43,614
Operating lease liability, net of current portion	3,876	5,265
Deferred revenue	7,500	7,500
Other noncurrent liabilities	28	659
Total liabilities	66,945	69,433
Commitments and contingencies (Note 9)
Stockholder’s deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 5,599,837 and 5,542,637 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	529,534	524,224
Accumulated deficit	(575,666)	(529,222)
Total stockholders’ deficit	(46,126)	(4,992)
Total liabilities and stockholders’ deficit	$20,819	$64,441
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share and share amounts)

(Unaudited)
	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$13,043	$21,221	30,900	40,542
General and administrative	4,915	8,366	11,958	17,783
Impairment of property and equipment	1,616	—	1,616	—
Total operating expenses	19,574	29,587	44,474	58,325
Loss from operations	(19,574)	(29,587)	(44,474)	(58,325)
Other income (expense):
Interest expense, net	(1,369)	(1,020)	(2,480)	(2,047)
Change in fair value of warrants	4	—	631	—
Other miscellaneous income, net	69	209	257	229
Total other expenses, net	(1,296)	(811)	(1,592)	(1,818)
Loss before income taxes	(20,870)	(30,398)	(46,066)	(60,143)
Income tax expense	(233)	(163)	(378)	(279)
Net loss	$(21,103)	$(30,561)	(46,444)	(60,422)

Net loss per share attributable to common stockholders, basic and diluted	$(3.78)	$(8.07)	$(8.35)	$(18.67)
Weighted average number of common shares outstanding, basic and diluted	5,578,767	3,785,954	5,562,121	3,236,520
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance - Balance - December 31, 2022	5,542,637	$6	$524,224	$(529,222)	$(4,992)
Issuance of common stock, net	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	2,044	—	36	—	36
Vesting of restricted common stock	1,823	—	—	—	—
Stock-based compensation expense	—	—	2,909	—	2,909
Net loss	—	—	—	(25,341)	(25,341)
Balance - March 31, 2023	5,546,504	6	527,169	(554,563)	(27,388)
Issuance of common stock, net	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—
Vesting of restricted common stock	53,384	—	—	—	—
Exercise of stock options	—	—	—	—	—
Stock-based compensation expense	—	—	2,365	—	2,365
Redemption of fractional shares due to reverse stock split	(51)	—	—	—	—
Net loss	—	—	—	(21,103)	(21,103)
Balance - June 30, 2023	5,599,837	6	529,534	(575,666)	(46,126)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance - December 31, 2021	2,678,823	$3	$423,359	$(414,695)	$8,667
Issuance of common stock under Employee Stock Purchase Plan	1,816	—	129	—	129
Vesting of restricted common stock	1,770	—	—	—	—
Stock-based compensation expense	—	—	4,275	—	4,275
Fees associated with public offering of common stock	—	—	(12)	—	(12)
Net loss	—	—	—	(29,861)	(29,861)
Balance - March 31, 2022	2,682,409	$3	$427,751	$(444,556)	$(16,802)
Issuance of common stock, net	2,712,318	3	78,979	—	78,982
Vesting of restricted common stock	814	—	—	—	—
Exercise of stock options	2,125	—	30	—	30
Stock-based compensation expense	—	—	3,999	—	3,999
Net loss	—	—	—	(30,561)	(30,561)
Balance - June 30, 2022	5,397,666	$6	$510,759	$(475,117)	$35,648
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)
	Six months ended June 30,
	2023	2022
Operating activities
Net loss	$(46,444)	$(60,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,274	8,274
Depreciation expense	869	1,050
Impairment of property, plant and equipment	1,616	—
Non-cash interest expense	301	116
Non-cash lease expense	1,450	995
Decrease in fair value of warrants	(631)	—
Loss on disposal of property and equipment	—	232
Net foreign currency losses	28	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8)	(2,520)
Accounts payable	1,983	636
Accrued expenses and other current liabilities	(3,236)	(2,754)
Operating lease liabilities	(1,305)	(1,065)
Net cash used in operating activities	(40,103)	(55,458)
Investing activities
Purchases of property and equipment	(12)	(385)
Net cash used in investing activities	(12)	(385)
Financing activities
Proceeds from issuance of common stock, net of issuance cost	—	79,092
Proceeds from the issuance of common stock under employee stock purchase plan and the exercise of stock options	36	159
Fees associated with debt issuance	(235)	—
Net cash (used in) provided by financing activities	(199)	79,251
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net (decrease)/increase in cash, cash equivalents and restricted cash	(40,315)	23,408
Cash, cash equivalents and restricted cash – beginning of period	49,098	69,754
Cash, cash equivalents and restricted cash – end of period	$8,783	$93,162
Supplemental disclosure of cash flow information
Cash paid for interest	$2,754	$1,957
Cash paid for taxes	$8	$394
Noncash investing and financing activities
Financing and public offering costs in accounts payable and accrued expenses	$261	$1,122
Property and equipment additions in accounts payable and accrued expenses	—	$11
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
We have incurred operating losses since inception and expect such losses and negative operating cash flows to continue for the foreseeable future. As of June 30, 2023, we had cash and cash equivalents of $7.6 million and an accumulated deficit of $575.7 million. Since inception, we have financed operations primarily with the proceeds from the issuance of common stock and since-redeemed preferred stock to equity investors, and from debt financing.
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these unaudited condensed consolidated statements are issued. The transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates, and the achievement of a level of revenues adequate to support our cost structure. Based on our current operating plan, we believe that our cash and cash equivalents balance as of June 30, 2023 will not be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Quarterly Report on Form 10-Q, and we will need to obtain additional funding. We intend to obtain additional funding through financing sources which may include additional public offerings of common stock, private financing of debt or equity, and/or the pursuit of strategic partnerships, licensing arrangements or collaborations. Management’s belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. If we are unable to obtain sufficient funding, we may be required to delay development efforts, limit activities and reduce research and development costs, which could adversely affect our business prospects. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalent resources as of June 30, 2023, management concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these unaudited condensed consolidated statements are issued.
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
On June 29, 2023, we effected a 1-for-20 reverse stock split of our common stock. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split.

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Use of Estimates
The preparation of unaudited condensed consolidated statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, estimates related to the application of Revenue from Contracts with Customers (Topic 606) ("ASC 606") to our collaboration agreement with Meddist Company Limited ("ALJ"), the accrual of research and development expenses, the expected future lives of property and equipment and the valuation of that equipment utilized in impairment analyses, the valuation of stock-based awards, and common stock warrants. We base our estimates on historical experience and market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
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
The accompanying unaudited condensed consolidated balance sheet as of June 30, 2023 has been derived from our audited consolidated financial statements for the year ended December 31, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
These unaudited condensed consolidated financial statements are prepared on the same basis as the audited financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly our financial position as of June 30, 2023, and the results of operations and stockholders' deficit for the three and six months ended June 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be realized for the year ending December 31, 2023, or for any future period.
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

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
As of June 30, 2023 and 2022, we have no off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.
Comprehensive Loss
Comprehensive loss consists of net loss and changes in equity during a period arising from transactions and other equity and circumstances, of which we have none. Our comprehensive loss equals our net loss for all periods presented.
Cash, Cash Equivalents and Restricted Cash
Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less, which consist of cash held in banks and funds held in money market accounts. Cash equivalents are stated at cost, which approximates market value. Our restricted cash consists of the deposits held for the building lease for our office and laboratory premises and for our credit card facility. As of June 30, 2023 and 2022, we had $1.2 million and $1.2 million in restricted cash balance recorded within other assets.
The following reconciles cash, cash equivalents and restricted cash as of June 30, 2023 and 2022, as presented on the statements of cash flows, to the related balance sheet accounts (in thousands):

	June 30, 2023	June 30, 2022
Cash and cash equivalents:
Cash	$2,171	$4,572
Money market funds	5,451	87,435
Total cash and cash equivalents	7,622	92,007
Restricted cash	1,161	1,155
Cash, cash equivalents and restricted cash	$8,783	$93,162

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Research and Development Costs
Research and development costs are expensed in the period incurred. Research and development expenses consist of both internal and external costs associated with the development of our product candidates, such as payroll, consulting, clinical trial costs and manufacturing costs associated with the development of our product candidates. Costs for certain development activities, such as clinical trials and manufacturing development activities, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, and information provided to us by our vendors on their actual costs incurred or level of effort expended. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the unaudited condensed consolidated balance sheets as prepaid or accrued research and development expenses.
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
Accounting Pronouncements Issued and Not Yet Effective as of June 30, 2023
No new accounting pronouncements issued or effective in the period had or are expected to have a material impact on our accompanying unaudited condensed consolidated statements.
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

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
We recorded rent expense of $0.8 million for both the three months ended June 30, 2023 and 2022, and $1.5 million for both the six months ended June 30, 2023 and 2022, respectively. Operating cash flows used for operating leases were $1.3 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively.
The following table presents supplemental balance sheet information related to our operating leases (in thousands):

	June 30, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	$5,765	$6,868
Liabilities:
Operating lease liabilities, current	2,690	2,259
Operating lease liabilities, noncurrent	3,876	5,265
Total lease liabilities	$6,566	$7,524

Other information:
Weighted-average remaining lease term (in years)	2.25 years	2.75 years
Weighted-average discount rate	9.5%	9.5%
On July 14, 2023, we entered into a sublease termination and surrender agreement with Bio-Rad Laboratories, Inc. (“Bio-Rad”), effective as of September 15, 2023. The sublease agreement was previously scheduled to terminate, in accordance with its terms, on September 30, 2025. For more information, please see "Note 16. Subsequent Events."

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. Property and Equipment, Net
Property and equipment recorded in our consolidated balance sheet consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Property and equipment:
Lab equipment	$3,647	$9,761
Leasehold improvements	2,157	2,157
Furniture and fixtures	818	818
Computers and software	253	253
Office equipment	66	66
Construction-in-process	283	1,122
Property and equipment	7,224	14,177
Less: accumulated depreciation	(4,855)	(9,335)
Property and equipment, net	$2,369	$4,842
We recognized $0.4 million and $0.5 million of depreciation expense for the three months ended June 30, 2023 and 2022, and $0.9 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively.
During the three months ended June 30, 2023, a decision was made to cease the development of EDP1815 in atopic dermatitis, which we considered as an impairment triggering event for related lab equipment. As of June 30, 2023, we are considering the potential sale of the related asset group. However, due to the uncertainty surrounding this disposal, the asset group does not meet the criteria to be classified as assets held for sale. Accordingly, we evaluated the recoverability of the asset group associated with the EDP1815 atopic dermatitis program in accordance with ASC 360. Based on this evaluation, we determined that long-lived assets with a carrying amount of $2.1 million were no longer recoverable, and recorded an impairment charge of $1.6 million to write those assets down to their estimated fair value of $0.5 million. Fair value was based on future cash flows expected to be generated from the potential future sale of the asset group which are Level 3 inputs under ASC 820. Because of deteriorating market conditions (i.e., rising interest rates and less marketplace demand), it is reasonably possible that the estimate of expected future cash flows may change in the near term resulting in the need to adjust our determination of fair value.
6. Fair Value Measurements
The following tables present information about our financial assets and liabilities that have been measured at fair value as of June 30, 2023 and December 31, 2022 (in thousands):

Description	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents:
Money market funds	$5,451	$5,451	$—	$—
Other assets:
Restricted cash held in money market funds	1,161	1,161	—	—
Total	$6,612	$6,612	$—	$—

Financial Liabilities
Other noncurrent liabilities:
Warrant liabilities	$28	—	—	$28
Total	$28	$—	$—	$28

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents:
Money market funds	$46,660	$46,660	$—	$—
Other assets:
Restricted cash held in money market funds	1,158	1,158	—	—
Total	$47,818	$47,818	$—	$—

Financial Liabilities
Other noncurrent liabilities:
Warrant liabilities	$659	—	—	$659
Total	$659	$—	$—	$659
Our financial assets are reported as cash equivalents and other assets, which are held in money market funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets as of June 30, 2023 and 2022. The money market funds are invested in a fund comprised of U.S. government securities and instruments.
Our financial liability reported as other noncurrent liabilities are common stock warrants issued in connection with the loan arrangement with Horizon Technology Finance Corporation ("Horizon”) (See Note 8). The fair value of the common stock warrants was determined based on the Black-Scholes option-pricing model and classified within Level 3 of the fair value hierarchy. As of June 30, 2023, the expected volatility input of 70% used in the model was deemed unobservable and was determined based on historical share price data of comparable companies for a term equal to the remaining contractual term of the warrants. Other required inputs used in the model were considered observable (Level 1). Significant increases (decreases) in these inputs could result in a significantly lower or higher fair value measurement.
The following table shows a reconciliation of the beginning and ending balances for Level 3 financial liabilities measured at fair value on a recurring basis for the three months ended June 30, 2023:

Total
Level 3 financial liabilities, beginning of period	659
Change in fair value of financial liabilities	(631)
Level 3 financial liabilities, end of period	28
During the three and six months ended June 30, 2023, there were no transfers out of Level 3.
7. Accrued Expenses
Accrued expenses recorded in our unaudited condensed consolidated balance sheet consist of the following (in thousands):

	June 30, 2023	December 31, 2022
External research and development expenses	2,688	5,389
Employee benefits, compensation and severance	$1,701	$1,191
Professional and consulting fees	682	883
Other	80	482
Total accrued expenses	$5,151	$7,945

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. Loan and Security Agreement
Horizon Technology Finance Corporation Loan and Security Agreement
In December 2022, we entered into a loan agreement with Horizon (the "Loan Agreement"), as lender and collateral agent (the “Lender”), pursuant to which the Lender agreed to make term loans in an aggregate principal amount of up to $45.0 million, available to us on the closing date and we borrowed $45.0 million. On July 7, 2023, we entered with Horizon into a Waiver and Amendment to the Venture Loan and Security Agreement and Eleventh Extension of Standstill Agreement which amends the Loan Agreement dated as of December 15, 2022. For more information, please see "Note 16. Subsequent Events."
December 2022 Loan Agreement
Borrowings under the Loan Agreement are collateralized by substantially all of our personal property, excluding intellectual property, and we pledged our equity interests in our subsidiaries, subject to certain limitations with respect to our foreign subsidiaries (the "Collateral").
Interest on the outstanding loan balance accrues at a variable annual rate equal to the greater of (i) 11% and (ii) rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus the “Loan Rate Spread” as defined in the loan agreement. We are required to make interest-only payments on the loans on the stub period date (January 1, 2023) and for the first thirty-six monthly payment dates prior to when the loans are scheduled to begin amortizing on February 1, 2026 (the “Amortization Date”). Beginning on February 1, 2026, we must pay twenty-four equal consecutive monthly installment payments repaying $35.0 million of the principal, plus interest on all outstanding balance until the loans mature on January 1, 2028 (the “Maturity Date”). The remaining $10.0 million of principal is due and payable on the Maturity Date. At our option, we may prepay the loans in whole, subject to a prepayment fee of 3% of the amount prepaid if prepaid on or before the Amortization Date, or if the prepayment occurs after less than 12 months after Amortization Date, 2% of the amount prepaid, and if more than 12 months after the Amortization Date but before the Maturity Date, 1%. A final payment equal to 4.25% of the principal borrowed on the closing date is due on the Maturity Date (or upon repayment in full of principal, if earlier).
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
In connection with the entry into the Loan Agreement, we also issued to Horizon warrants to purchase up to an aggregate 23,191 shares of our common stock (on a post reverse share split basis), with an exercise price of $38.80 per share (on a post reverse split basis). The warrants are exercisable immediately and expire on December 15, 2032, provided that, under certain circumstances, the warrants may terminate and expire earlier in connection with the closing of certain acquisition transactions involving us. The warrants provide that Horizon may elect to exercise the warrant on a net “cashless” basis at any time prior to the expiration thereof. The fair market value of one share of our common stock in connection with any cashless exercise shall be the closing price or last sale price per share of our common stock on a nationally recognized securities exchange, inter-dealer quotation system or over-the-counter market on which our common stock is traded on the business day immediately prior to the date the holder elects to exercise the warrants on a cashless basis.
The warrants were deemed to be a freestanding financial instrument as it is legally detachable and separately exercisable from the debt obligations. We evaluated the terms and conditions of the warrants and concluded it met the criteria to be classified as a liability. As such, we recorded the warrants as a noncurrent liability at its issuance date.

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
On May 10, 2023, we (expressly without conceding that an "Event of Default" (as defined under the Loan Agreement) has occurred) entered with Horizon into a Standstill Agreement (as amended on by that certain First Extension of Standstill Agreement dated as of May 14, 2023 through the Tenth Extension of Standstill Agreement dated as of June 30, 2023, the “Standstill Agreement”) pursuant to which Horizon agreed to forbear from exercising, and not to exercise, any and all remedies available to it under the Loan Agreement, warrants, notes and other Financing Documents (as defined in the Standstill Agreement) during the period commencing on May 10, 2023 and ending on July 7, 2023 (the “Standstill Period”).
We have agreed with Horizon to further extend the Standstill Period for a period to permit us to continue operations including advancing Borrower’s Phase 2a study of EDP2939. Horizon was willing to extend the Standstill Period, but only to the extent, and in accordance with, the terms, and subject to the conditions, set forth in the Waiver and Amendment to Loan Agreement and Eleventh Extension of Standstill Agreement.
The Loan Agreement contains a subjective acceleration clause which allows Horizon to accelerate the maturity of the principal payments under certain circumstances. Based upon our significant operating losses, going concern assessment as of June 30, 2023, and ongoing negotiations with Horizon relating to the Standstill Agreement and conditions of the Waiver and Amendment to Loan Agreement and Eleventh Extension of Standstill Agreement, we determined that we should classify our loan facility with Horizon, which would otherwise be classified as long-term debt, as a current liability on our consolidated balance sheet as of June 30, 2023.
We have the following minimum aggregate future loan payments as of June 30, 2023 related to the Loan Agreement, excluding the subsequent Waiver and Amendment to the Venture Loan and Security Agreement impact:

(in thousands)
2024	$—
2025	—
2026	16,042
2027	17,500
Thereafter	11,458
Total minimum payments	45,000
Debt discount	(1,085)
Total Debt as of June 30, 2023	$43,915
For the three months ended June 30, 2023 and 2022, interest expense was approximately $1.6 million and $1.0 million. For the six months ended June 30, 2023 and 2022, interest expense was approximately $3.1 million and $2.1 million.
9. In-License Agreements
Mayo Foundation for Medical Education and Research
In August 2017, we and the Mayo Clinic amended the 2016 Mayo License Agreement. Under the amended agreement, the Mayo Clinic granted us (i) an exclusive, worldwide, sublicensable license under the Mayo Clinic’s rights to certain intellectual property and microbial strains and (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how to develop and commercialize certain microbial strains and licensed products incorporating such strains. As consideration, we paid a nonrefundable upfront fee of $0.3 million and are obligated to pay annual license maintenance fees. The nonrefundable upfront fees were expensed to research and development expense in 2017. Annual maintenance fees are expensed as incurred over the term of the agreement. We may owe the Mayo Clinic milestone payments upon the achievement of certain milestones up to a maximum of $59.1 million in the aggregate, as well as royalties on net sales of licensed products in low single-digit percentages. As of June 30, 2023, we incurred milestone payments since inception of approximately $0.3 million and no amounts are currently due.

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Commitments and Contingencies
Manufacture and Supply Agreement with Sacco S.r.l.
In July 2019, we entered into an agreement with Sacco S.r.l. ("Sacco") pursuant to which Sacco will manufacture and supply single strain, non-genetically modified microbes and extracellular vesicles ("EVs") intended for oral delivery or oral use in pharmaceutical products exclusively for us for a period of five years. Sacco may terminate the agreement if the provision of manufacturing services has been, or is scheduled to be, inactive for a consecutive period of six months. We agreed to pay Sacco an aggregate of €3.0 million, consisting of payments of €0.6 million annually during the exclusivity period. We have incurred annual exclusivity fees since inception of approximately €2.4 million, and no amounts are currently due.
In June 2023, we amended our July 2019 agreement with Sacco pursuant to which the 2023 annual exclusivity payment of €0.6 million was deferred from July 2023 to the first quarter of 2024.
Additionally, we have a contractual arrangement with an affiliate of Sacco for manufacturing that required us to spend an aggregate minimum amount of €3.9 million, consisting of €1.5 million annually during each of 2023 and 2024 and €0.9 million on or before March 1, 2025.
In June 2023, we have also amended this agreement and revised the aggregate minimum spend amount to be nil additional spend in 2023, €1.7 million during 2024 and €2.4 million during 2025.
Litigation and Other Proceedings
We may periodically become subject to legal proceedings and claims arising in connection with on-going business activities, including claims or disputes related to patents issued to us or that are pending. We currently are not a party to any material litigation and have established no contingency reserves for any litigation liability.
11. Stockholders’ Deficit
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
Reverse Split
At our 2023 annual meeting of stockholders, a resolution was passed to effect a reverse stock split of all outstanding shares of our common stock within a certain ratio. On June 29, 2023, we effected a 1-for-20 reverse stock split of our common stock. The reverse stock split had no impact on the number of authorized shares or the par value of preferred and common stock. Trading of our common stock on The Nasdaq Global Select Market commenced on a split-adjusted basis on June 30, 2023.
2023 Private Placement
On July 7, 2023, we entered into a purchase agreement with the purchasers named therein, pursuant to which we agreed to issue and sell an aggregate of 11,025,334 shares of our common stock to the purchasers in a private placement, at a purchase price of $2.31 per share, for aggregate gross proceeds of approximately $25.5 million, before deducting private placement expenses. For more information, please see "Note 16. Subsequent Events."
Warrants
In connection with our current and prior loan agreements, we issued warrants exercisable for shares of our common stock. The following table summarizes outstanding warrants as of June 30, 2023, reflected on a post split basis:

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Transactions	Number of Shares Issuable	Exercise Price	Expiration Date
K2 HealthVentures warrants	33,187	$40.00	June 16, 2031
Horizon Technology warrants	23,191	$38.80	December 15, 2032
	56,378
12. Stock-Based Compensation
Equity Plans
2021 Inducement Plan
In May 2021, our board of directors adopted the Evelo Biosciences, Inc. 2021 Employment Inducement Award Plan (the “Inducement Award Plan”) without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules. As of June 30, 2023, 40,500 shares of common stock (on a post reverse split basis) are available for future grant under the Inducement Award Plan.
2018 Incentive Award Plan
In April 2018, our board of directors adopted, and our stockholders approved, the 2018 Incentive Award Plan (the "2018 Plan"), effective May 2018, under which we may grant cash and equity-based incentive awards to our employees, officers, directors, consultants and advisors. In June 2023, our board of directors adopted, and our stockholders approved, an amendment and restatement of the 2018 Plan to increase the number of shares of our common stock available for issuance by 200,000 shares. As of June 30, 2023, 282,648 shares of common stock were available for the future grant under the 2018 Plan.
Stock Options
A summary of our stock option activity and related information for the six months ended June 30, 2023 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average - Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding as of December 31, 2022	558,764	$155.80	6.91	$746
Granted	116,943	17.87
Exercised	—	—
Forfeited	(87,873)	181.17
Canceled	(68,051)	193.48
Options outstanding as of June 30, 2023	519,783	$115.67	6.31	$10
Exercisable as of June 30, 2023	315,840	$145.17	4.64	$—
(1) The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of our common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.
We had 203,943 unvested stock options outstanding as of June 30, 2023. The weighted-average fair value of options granted during the six months ended June 30, 2023 and 2022 was $8.16 and $68.80, respectively. There were no stock options exercised during the six months ended June 30, 2023. The aggregate intrinsic value of options exercised during the six months ended, June 30, 2022 was $0.1 million. The remaining unrecognized compensation expense for outstanding stock options as of June 30, 2023 was $9.5 million and the weighted-average period over which this cost is expected to be recognized is 2.7 years.

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Restricted Stock Units
We issue restricted stock units ("RSUs") under our 2018 Plan and 2021 Inducement Plan. A summary of the RSU activity and related information for the six months ended June 30, 2023 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2022	11,966	$145.51
Granted	244,300	19.46
Vested	(55,207)	24.50
Forfeited	(39,357)	39.53
Unvested balance at June 30, 2023	161,702	$22.18
Stock-based compensation expense related to RSUs was $0.9 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense related to RSUs was $1.6 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively.
The fair value of vested RSUs for the six months ended June 30, 2023 and 2022 was $0.2 million and $0.2 million, respectively. The remaining unrecognized compensation expense for outstanding restricted stock units as of June 30, 2023 was $2.8 million and the weighted-average period over which this cost is expected to be recognized is 0.95 years.
2018 Employee Stock Purchase Plan
In April 2018, our board of directors adopted, and our stockholders approved, the 2018 Employee Stock Purchase Plan (“ESPP”), which became effective in May 2018. As of June 30, 2023, a total of 113,227 shares of common stock were reserved for issuance under the ESPP.
The compensation expense recognized related to the ESPP for the three and six months ended June 30, 2023 and 2022 was immaterial. No shares were purchased under the ESPP during the three months ended June 30, 2023 and 2022, and 2,044 and 1,816 shares were sold during the six months ended June 30, 2023 and 2022, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense included in our unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development	$1,471	$1,701	$2,992	$3,737
General and administrative	894	2,298	2,282	4,537
Total stock-based compensation expense	$2,365	$3,999	$5,274	$8,274

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13. Net Loss Per Share
Basic and diluted net loss per common share is determined by dividing the net loss by the weighted-average common shares outstanding during the period, as follows (net loss in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(21,103)	$(30,561)	$(46,444)	$(60,422)
Denominator
Weighted average shares outstanding used in computing net loss per share	5,578,767	3,785,954	5,562,121	3,236,520
Net loss per share, basic and diluted	$(3.78)	$(8.07)	$(8.35)	$(18.67)
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
The following table presents securities excluded from the computation of diluted weighted-average shares outstanding for the periods presented, as they are anti-dilutive:

	June 30,
	2023	2022
Stock options to purchase common stock	519,783	537,553
Warrant	56,378	6,988
RSUs	161,702	15,527
Conversion option	—	18,797
Common stock from the ESPP	124	2,019
Total	737,987	580,884

14. Related Party Transactions
Weatherden Advisory Services Agreement
We receive clinical advisory services from Weatherden Ltd. (“Weatherden”) under agreements that were entered into during 2017 and 2018. Duncan McHale, our Chief Medical Officer, is a part owner of Weatherden. During each of the six months ended June 30, 2023 and 2022, we paid Weatherden $0.1 million or less. As of June 30, 2023 and 2022, the amounts owed to Weatherden under the supply of service agreement were approximately $0.1 million or less.
Securities Purchase Agreement with Related Parties
In May 2022, in connection with our registered direct offering, we entered into the Purchase Agreement with a group of purchasers including certain of our executive officers, members of our board of directors and other related parties. Of the 2,712,317 total shares offered, officers and directors purchased an aggregate of 19,691 shares and other related parties purchased an aggregate of 1,412,671 shares of our common stock for $29.20 per share, a price equal to the offering price per share of, and on equal terms as, common stock sold to the public.
In July 2023, in connection with the private placement, we entered into a securities purchase agreement with a group of purchasers including two related parties. Of the 11,025,334 total shares offered, related parties purchased an aggregate of 7,778,582 shares of our common stock for $2.31 per share, a price equal to the offering price per share of, and on equal terms as, common stock sold to all purchasers.

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
15. Workforce Reduction
On January 31, 2023, our Board of Directors approved a plan to reduce the Company's workforce by 48 employees, or approximately 45% of our total headcount as of January 31, 2023, and further reductions in the workforce were made in the second quarter of 2023, in order to preserve cash and prioritize investment in our core clinical programs. During the three and six months ended June 30, 2023, we recognized $0.5 million and $3.1 million of charges in the condensed consolidated statement of operations related to this workforce reduction. These charges primarily consisted of severance costs.

16. Subsequent Events
Private Placement
On July 7, 2023, we entered into a purchase agreement with the purchasers named therein, pursuant to which we agreed to issue and sell an aggregate of 11,025,334 shares of our common stock, in a private placement for aggregate gross proceeds of approximately $25.5 million, before deducting private placement expenses. On July 11, 2023, we completed the private placement and entered into a registration rights agreement with all of the purchasers.
Waiver and Amendment to Loan Agreement and Eleventh Extension of Standstill Agreement
On July 7, 2023, we entered into a Waiver and Amendment to the Venture Loan and Security Agreement and Eleventh Extension of Standstill Agreement (the “Loan Amendment”) with Horizon. The Loan Amendment amends the Loan Agreement dated as of December 15, 2022 with Horizon, whereby Horizon agreed to forbear exercising remedies on specified potential defaults (which forbearance will cease to apply if specified conditions as set forth in the Loan Amendment are not met), we granted a security interest over substantially all of our intellectual property, we paid down on the closing date of July 10, 2023 private placement $5.0 million of the principal amount of the loans outstanding under the Loan Agreement, and Horizon converted $5.0 million of the principal amount of the loans outstanding under the Loan Agreement into shares of common stock at a price per share equal to the price paid by the Investors in the Private Placement. We also amended the payment schedule and have agreed to prepay up to an additional $10.0 million of the principal amount of the loans outstanding under the Loan Agreement (plus applicable final payments) and Horizon has agreed to convert up to an additional $10.0 million of the principal amount of the loans outstanding under the Loan Agreement into equity, in each case, concurrently with future sales of our equity securities, in amounts equal to 20% of the gross cash proceeds from such equity sales. Horizon further agreed to remove the $5.0 million cash financial covenant previously instituted in connection with an extension of the Standstill Agreement, and we agreed that, upon the failure to achieve specified performance milestones in the future, a $9.0 million cash and cash equivalents covenant would be imposed.
Sublease Termination
On July 14, 2023, we entered into a sublease termination and surrender agreement with our landlord Bio-Rad, pursuant to which the parties agreed to terminate the certain sublease agreement, dated as of December 27, 2017, effective as of September 15, 2023. The sublease agreement was previously scheduled to terminate, in accordance with its terms, on September 30, 2025. In exchange for the early termination of the sublease agreement, we agreed to make a one-time termination payment to Bio-Rad in the amount of $523,556 and Bio-Rad is also entitled to draw on a letter of credit in an amount equal to $850,000 and retain such proceeds. Further, Bio-Rad may be entitled to an additional payment of up to $2,500,000 if the Company realizes specified monetization events.

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
These discoveries may create the potential for a new type of effective, safe, well tolerated, and convenient medicine for people with many types and stages of many inflammatory diseases, if approved. Evelo initially is developing our lead product candidate at this time, EDP2939, for the treatment of psoriasis. If shown to be effective in inflammatory disease mediated by the Th1, Th2 or Th17 inflammatory pathways, we believe this investigational medicine has potential utility in additional inflammatory diseases, such as psoriatic and other forms of arthritis, asthma, allergy, and inflammatory bowel disease.

Clinical Programs
EDP2939
EDP2939, our first EV product candidate, represents a potential pipeline-in-a-product that has demonstrated biologic and JAK inhibitor-like activity in preclinical studies of Th1 and Th17 inflammation. Due to the purity, enhanced potency, and increased concentration of EVs in EDP2939 relative to EDP1815, EDP2939 may have greater activity than EDP1815. We believe that EDP2939, if successfully developed and approved, has the potential to serve as a foundational treatment for numerous inflammatory diseases, including psoriatic arthritis, rheumatoid arthritis, axial spondyloarthritis and inflammatory bowel disease.
Dosing in our Phase 1/2, randomized, placebo-controlled trial has commenced and is being conducted in two parts. Part A evaluates the safety and tolerability of EDP2939 in healthy volunteers. The primary endpoints of Part A (Phase 1) are safety endpoints, including adverse events, vital signs and safety laboratory tests. Part A, which is now complete, included three sequential, escalating multiple dose cohorts. The Safety Review Committee ("SRC") reported no notable safety or tolerability concerns for the three cohorts of Part A (Phase 1). Part B (Phase 2) evaluates the safety, tolerability and preliminary efficacy in adults with moderate psoriasis. The primary endpoint of Part B is the proportion of participants with moderate psoriasis achieving a PASI-50 response compared to placebo. The Part B (Phase 2) study of EDP2939 in moderate psoriasis is fully enrolled, and we expect to report topline results early in the fourth quarter of 2023.
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
Atopic dermatitis
In February 2022, we initiated a Phase 2 trial of EDP1815 for atopic dermatitis treatment, aiming to evaluate its efficacy and safety compared to placebo. The primary endpoint was a 50% improvement in EASI score at week 16. In February 2023, interim data revealed that Cohorts 1, 2, and 3 did not meet the primary endpoint, with high placebo response rates. In April 2023, we announced that Cohort 4 also failed to meet the primary endpoint due to high placebo response. The high placebo response rate was consistent across all cohorts. Due to these results, further development of EDP1815 in atopic dermatitis is discontinued, following a wind-down of the clinical study, and resources are being focused on the next generation of the EV platform and EDP2939.

Reverse Split
On June 29, 2023, we effected a 1-for-20 reverse stock split of our common stock. The reverse stock split was approved by our stockholders at our annual meeting of stockholders held on June 8, 2023. The primary goal of the reverse stock split is to increase the per share market price of our common stock to meet the minimum per share bid price requirement for continued listing on The Nasdaq Global Select Market. Trading of our common stock on The Nasdaq Global Select Market commenced on a split-adjusted basis on June 30, 2023.
On July 18, 2023, we were notified by Nasdaq Listing Qualifications that the closing bid price of our common stock had been at $1.00 per share or greater for 11 consecutive business days, from June 30, 2023 to July 17, 2023. Accordingly, we have regained compliance with Listing Rule 5550(a)(2).
Compliance with Nasdaq Continued Listing Requirements
On August 9, 2023, we were notified by Nasdaq Listing Qualifications that the market value of our publicly held shares has been at or above the $15 million requirement for 14 consecutive business days from July 20, 2023 to August 8, 2023. Accordingly, we have regained compliance with Listing Rule 5450(b)(2)(C).
Private Placement and Board Changes
On July 7, 2023, we entered into a securities purchase agreement with the purchasers named therein, pursuant to which we agreed to issue and sell an aggregate of 11,025,334 shares of our common stock to the purchasers in a private placement, at a purchase price of $2.31 per share, for aggregate gross proceeds of approximately $25.5 million (the “July 2023 Private Placement”). The net proceeds, after deducting transaction costs, are estimated to be $24.6 million. The closing of the July 2023 Private Placement occurred on July 11, 2023. Net proceeds from the July 2023 Private Placement will be used to fund completion of our ongoing Phase 2a trial of EDP2939 in moderate psoriasis, to pay down approximately $5 million of debt and for general corporate purposes.
In conjunction with the financing, we restructured our existing secured debt with Horizon Technology Finance Corporation (“Horizon”). We entered into a Waiver and Amendment to the Venture Loan and Security Agreement and Eleventh Extension of Standstill Agreement (the “Loan Amendment”) with Horizon. The Loan Amendment amends the Venture Loan and Security Agreement, dated as of December 15, 2022, with Horizon, and the principal balance of the loan was reduced by $10 million with the Company paying down $5 million of the loan and Horizon converting $5 million of the loan into equity (at the same price per share as that paid by investors in the July 2023 Private Placement). We have agreed to pay down up to an additional $10 million of the loan and Horizon has agreed to convert up to an additional $10 million of the loan to equity, in each case concurrent with future equity financings.
Concomitant with the financing, we appointed Jeff Moore and Alec Reynolds to our Board of Directors. Mr. Moore is a Senior Vice President at Flagship and brings more than 25 years of financial and operations experience building life science companies and has served in several senior financial and operational roles for a number of public and private companies. Mr. Reynolds is the Chief Operating Officer of Flagship’s Pioneering Medicines initiative. Also on July 7, 2023, four directors, Theodose Melas-Kyriazi, John Hohneker, Iain McInnes and Julie McHugh, stepped down, reducing the size of the Board to seven directors. Dr. Hohneker and Dr. McInnes will continue as clinical and scientific advisors to the Company.
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
•salaries, benefits, severance and other related costs, including stock-based compensation expense, for personnel in our research and development functions;
•expenses to acquire technologies to be used in research and development;
•costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
•the cost of laboratory supplies and acquiring, developing and manufacturing preclinical and clinical trial materials;
•costs related to compliance with regulatory requirements; and
•facility-related expenses, which include direct depreciation costs, allocated expenses for rent and maintenance of facilities and other operating costs.
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
R&D activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Subject to obtaining appropriate funding, we expect that our R&D expenses will continue to increase in the foreseeable future as we continue to implement our business strategy and our ongoing clinical trials for our product candidates including EDP2939 and potentially EDP1815, potentially initiate additional clinical trials including potentially for EDP1815 and EDP2939, discover and develop additional product candidates, seek regulatory approvals for any products that successfully complete clinical trials, continue to source or potentially build manufacturing capabilities, hire additional R&D personnel and expand into additional therapeutic areas.
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
General and Administrative Expenses
G&A expenses consist primarily of salaries, severance and other related costs, including stock-based compensation, for personnel in our executive, finance, pre-commercial, corporate and business development, and administrative functions. G&A expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; administrative travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs; and other costs associated with operating a public company including investor relations and board related fees and expenses.
Interest Expense, Net
During the three and six months ended June 30, 2023 and 2022, interest expense, net consisted primarily of interest at the stated rate on borrowings under our loan and security agreements, amortization of deferred financing costs and interest expense related to the accretion of debt discount offset by interest earned on institutional money market instruments.
We anticipate that the interest expense on our outstanding loan will increase in the near term, if and as interest rates rise in response to actions taken by the U.S. Federal Reserve. We expect that interest income earned on our money market accounts may increase in response to rising interest rates; however the net impact is uncertain given our fluctuating cash/money market balances.

Other Miscellaneous Income, Net
For the three and six months ended June 30, 2023, other miscellaneous income, net consists of government R&D tax credits related to our operations in the UK, offset by foreign currency exchange losses and changes in the fair value of common stock warrants.
Income Taxes
Income tax expense primarily relates to tax expense at our UK subsidiary.
Since our inception in 2014, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
Our statement of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Change
	2023	2022
Operating expenses:
Research and development	$13,043	$21,221	$(8,178)
General and administrative	4,915	8,366	(3,451)
Impairment of property and equipment	1,616	—	1,616
Total operating expenses	19,574	29,587	(10,013)
Loss from operations	(19,574)	(29,587)	10,013
Other income (expense):
Interest expense, net	(1,369)	(1,020)	(349)
Change in fair value of warrants	4	—	4
Other miscellaneous income, net	69	209	(140)
Total other expenses, net	(1,296)	(811)	(485)
Loss before income taxes	(20,870)	(30,398)	9,528
Income tax expense	(233)	(163)	(70)
Net loss	$(21,103)	$(30,561)	$9,458
Net Loss
The net loss was $21.1 million for the three months ended June 30, 2023, compared to $30.6 million for the three months ended June 30, 2022. The decrease in net loss of $9.5 million was primarily the result of a decrease of $10.0 million in total operating expenses, partially offset by a $1.6 million impairment charge of property, plant and equipment, a $0.3 million increase in net interest expense, a $0.1 million decrease in other miscellaneous income, and a $0.1 million increase in income tax expense. Of total operating expenses, R&D expenses decreased by $8.2 million and G&A expenses decreased by $3.5 million as discussed in further detail below.

Research and Development Expenses (in thousands):

	Three Months Ended June 30,		Change
	2023	2022
Inflammation programs	$6,599	$10,387	$(3,788)
Personnel costs	2,906	5,509	(2,603)
Platform expenses	2,072	3,417	(1,345)
Stock-based compensation	1,471	1,701	(230)
Other	(5)	207	(212)
Total research and development expenses	$13,043	$21,221	$(8,178)
R&D expenses were $13.0 million for the three months ended June 30, 2023, compared to $21.2 million for the three months ended June 30, 2022. The overall decrease of $8.2 million was driven primarily by a $3.8 million decrease in inflammation programs spending given lower investment in clinical trials, and a $2.6 million decrease in personnel costs, a $1.3 million decrease in platform expenses as a result of overall cost controls in lab operations, and a $0.2 million decrease in stock-based compensation both due to the reduction in the number of employees. As a result of the Workforce Reduction, included in personnel costs, we incurred a severance charge of $0.3 million during the three months ended June 30, 2023. We expect to continue to realize the benefits of the Workforce Reduction throughout the remainder of fiscal year 2023.
Overall, we expect to continue to closely control spending in research and development, prioritizing spending on our key clinical programs and, as resources permit with access to additional capital, potentially expand into additional therapeutic areas, continue development efforts and mechanism-of-action research, and seek to enhance manufacturing capabilities.
General and Administrative Expenses (in thousands):

	Three Months Ended June 30,		Change
	2023	2022
Personnel costs	$1,286	$3,537	$(2,251)
Stock-based compensation	894	2,298	(1,404)
Professional fees	1,688	1,031	657
Facility costs, office expense and other	1,047	1,500	(453)
Total general and administrative expenses	$4,915	$8,366	$(3,451)
G&A expenses were $4.9 million for the three months ended June 30, 2023, compared to $8.4 million for the three months ended June 30, 2022. The decrease of $3.5 million was driven by a $2.3 million decrease in personnel-related costs and a $1.4 million decrease in stock-based compensation both due to a reduction in employees as well as a $0.5 million decrease in facilities and other costs given our recent focus on cost reduction. As a result of the Workforce Reduction, included in personnel costs, we incurred a severance charge of $0.2 million during the three months ended June 30, 2023. We expect to continue to realize the benefits of the Workforce Reduction throughout the remainder of fiscal year 2023. These decreases were partially offset by a $0.7 million increase in professional fees, mainly due to higher legal-related expenses.
Impairment of Property and Equipment
Impairment of property and equipment for the three and six months ended June 30, 2023 was $1.6 million compared to zero for the three and six months ended June 30, 2022. This impairment charge is attributed to long-lived assets associated with the halted development of EDP1815 in atopic dermatitis. The carrying value of these assets, totaling $2.1 million, was deemed irrecoverable and was adjusted downward to its estimated fair value of $0.5 million.
Total Other Expense, Net
Total other expense, net for the three months ended June 30, 2023 was $1.3 million compared to $0.8 million for the three months ended June 30, 2022. This increase of $0.5 million was primarily driven by a $0.3 million increase in net interest expense as a result of both higher current year average debt balances and interest rates, and a $0.1 million decrease in other miscellaneous income.

Results of Operations
Comparison of the Six Months Ended June 30, 2023 and 2022
Our statement of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		Change
	2023	2022
Operating expenses:
Research and development	$30,900	$40,542	$(9,642)
General and administrative	11,958	17,783	(5,825)
Impairment of property and equipment	1,616	—	1,616
Total operating expenses	44,474	58,325	(13,851)
Loss from operations	(44,474)	(58,325)	13,851
Other income (expense):
Interest expense, net	(2,480)	(2,047)	(433)
Loss on extinguishment of debt	—	—	—
Change in fair value of warrants	631	—	631
Other miscellaneous income, net	257	229	28
Total other expenses, net	(1,592)	(1,818)	226
Loss before income taxes	(46,066)	(60,143)	14,077
Income tax expense	(378)	(279)	(99)
Net loss	$(46,444)	$(60,422)	$13,978
Net Loss
The net loss was $46.4 million for the six months ended June 30, 2023, compared to $60.4 million for the six months ended June 30, 2022. The decrease in net loss of $14.0 million was primarily the result of a decrease of $13.9 million in total operating expenses, and a $0.6 million decrease in the fair value of warrants, partially offset by a $0.4 million increase in net interest expense. Of our total operating expenses, R&D expenses decreased by $9.6 million and G&A expenses decreased by $5.8 million.
Research and Development Expenses (in thousands):

	Six Months Ended June 30,		Change
	2023	2022
Inflammation programs	$15,094	$17,387	$(2,293)
Personnel costs	8,158	12,052	(3,894)
Platform expenses	4,605	7,075	(2,470)
Stock-based compensation	2,992	3,737	(745)
Other	52	291	(239)
Total research and development expenses	$30,901	$40,542	$(9,641)
R&D expenses were $30.9 million for the six months ended June 30, 2023, compared to $40.5 million for the six months ended June 30, 2022. The overall decrease of $9.6 million was driven primarily by a $3.9 million decrease in personnel costs and a decrease of $0.7 million in stock-based compensation due to fewer employees, including the impact of severance charge recorded, a $2.3 million decrease in inflammation programs spending, and a $2.5 million decrease in platform expenses as a result of overall cost controls in lab operations. As a result of the Workforce Reduction, we incurred a severance charge of $1.6 million during the six months ended June 30, 2023. We expect to fully realize the benefits of the Workforce Reduction throughout the remainder of fiscal year 2023.
Overall, we expect to continue to closely control spending in research and development, prioritizing spending on our key clinical programs and, as resources permit, with access to additional capital, potentially expand into additional therapeutic areas, continue development efforts and mechanism-of-action research, and seek to enhance manufacturing capabilities.

General and Administrative Expenses (in thousands):

	Six Months Ended June 30,		Change
	2023	2022
Personnel costs	$4,695	$7,267	$(2,572)
Stock-based compensation	2,282	4,537	(2,255)
Professional fees	3,288	3,288	—
Facility costs, office expense and other	1,693	2,691	(998)
Total general and administrative expenses	$11,958	$17,783	$(5,825)
G&A expenses were $12.0 million for the six months ended June 30, 2023, compared to $17.8 million for the six months ended June 30, 2022. The decrease of $5.8 million was driven by a $2.6 million decrease in personnel-related costs and a $2.3 million decrease in stock-based compensation as a result of fewer employees, a $1.0 million decrease in facilities and other costs given focus on cost reduction. As a result of the Workforce Reduction, we incurred a severance charge of $1.5 million during the six months ended June 30, 2023. We expect to fully realize the benefits of the Workforce Reduction throughout the remainder of fiscal year 2023.
Impairment of Property and Equipment
Impairment of property and equipment for the three and six months ended June 30, 2023 was $1.6 million compared to zero for the three and six months ended June 30, 2022. This impairment charge is attributed to long-lived assets associated with the halted development of EDP1815 in atopic dermatitis. The carrying value of these assets, totaling $2.1 million, was deemed irrecoverable and was adjusted downward to its estimated fair value of $0.5 million.
Total Other Expense, Net
Total other expense, net for the six months ended June 30, 2023 was $1.6 million compared to $1.8 million for the six months ended June 30, 2022. This decrease of $0.2 million was primarily driven by a $0.6 million decrease in the fair value of warrants, partially offset by a $0.4 million increase in net interest expense.

Liquidity and Capital Resources
We were incorporated and commenced operations in 2014. Since our incorporation, we have devoted substantially all of our resources to developing preclinical and clinical product candidates, building our intellectual property portfolio and process development and manufacturing function, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily with the proceeds from issuance of our common stock combined with proceeds from previous sales of our convertible preferred stock to our equity investors and borrowings under loan and security agreements. From our inception through June 30, 2023, we have received gross proceeds of $545.6 million from such transactions, which includes a net $45.0 million borrowed under debt facilities. As of June 30, 2023, we had cash and cash equivalents of $7.6 million and an accumulated deficit of $575.7 million.
In February 2023, we released interim data from the first three cohorts of our ongoing Phase 2 trial of EDP1815 in atopic dermatitis patients. Cohorts 1, 2 and 3 failed to meet the trial's primary endpoint. In connection with this data, we implemented cost reduction initiatives, including a reduction in workforce of 48 employees, or approximately 45% of our headcount as of the date of the reduction, in order to preserve cash and prioritize investment in our core clinical programs (the "Workforce Reduction"). In April 2023, and consistent with the first three cohorts of Phase 2 trial of EDP1815 in atopic dermatitis, we announced that Cohort 4 did not meet the primary endpoint. Given these results, we decided to cease further development of EDP1815 in atopic dermatitis, following a wind-down of the study, prioritize investment in the EV platform and in EDP2939 clinical development, and further reduce our workforce to save costs.
We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. We incurred net losses of approximately $46.4 million and $60.4 million for the six months ended June 30, 2023 and 2022, respectively. We have incurred losses and generated negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. The transition to profitability is dependent upon the successful development, approval, and commercialization of our products and product candidates and the achievement of a level of revenues adequate to support our cost structure. Based on our current operating plan, we believe that our cash and cash equivalents as of June 30, 2023, together with the estimated net proceeds of $24.6 million from the July 2023 Private Placement, will not be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Quarterly Report on Form 10-Q, and we will need to obtain additional funding. Until such time, if ever, as we can generate revenue from product sales, we intend to pursue strategic partnerships, licensing arrangements and collaborations, and obtain additional funding through our available financing sources, which may include additional public offerings of common stock and private financing of debt or equity. There can be no assurance that we will be successful in pursuing any such partnerships, licensing arrangements or collaborations, or that any such financings will be obtained on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will have to significantly delay, scale back or discontinue our research and development programs, future commercialization efforts, or operations. Our beliefs about our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding, if it is available, sooner or on less desirable terms than would otherwise be expected.
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

As of June 30, 2023, our principal source of liquidity is cash and cash equivalents, which totaled $7.6 million. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits. In July 2023, we received gross proceeds of approximately $25.5 million, from the July 2023 Private Placement. We expect that our existing cash and cash equivalents as of June 30, 2023, together with the net proceeds from the July 2023 Private Placement will enable us to fund our planned operating expenses and capital expenditure requirements into the first quarter of 2024. Based on our current operating plan, we believe that our cash and cash equivalents will not be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Quarterly Report on Form 10-Q, and we will need to obtain additional funding. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our forecast is based on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Due to the uncertainty in securing additional funding, and the insufficient amount of cash and cash equivalent resources as of June 30, 2023, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q.
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
•the costs, progress and results of our clinical trials;
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
In May 2022, we entered into a securities purchase agreement with the purchasers named therein, pursuant to which we agreed to issue and sell to the purchasers in a registered direct offering an aggregate of 2,712,317 shares of common stock, at a purchase price of $29.20 per share, pursuant to the 2021 Shelf Registration Statement and a related prospectus supplement filed with the SEC. The closing of the offering occurred on May 27, 2022. The placement generated gross proceeds of $79.2 million. There were no underwriting or placement fees associated with the transaction.
In July 2022, we entered into an “at-the-market” offering sales agreement with Cowen (the "2022 ATM") providing for the offering, issuance and sale of up to $75.0 million of common stock under the 2021 Shelf Registration Statement. We did not sell any shares of our common stock under the 2022 ATM during the six months ended June 30, 2023. As of June 30, 2023, $69.1 million remained available to be sold under the 2022 ATM.
In July 2023, we entered into a securities purchase agreement with the purchasers named therein, pursuant to which we agreed to issue and sell an aggregate of 11,025,334 shares of our common stock to the purchasers in a private placement, at a purchase price of $2.31 per share, for aggregate gross proceeds of approximately $25.5 million, and an estimated net proceeds of $24.6 million after deducting transaction costs. The closing of the July 2023 Private Placement occurred on July 11, 2023.
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
Interest on the outstanding loan balance accrues at a variable annual rate equal to the greater of (i) 11% and (ii) rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus the “Loan Rate Spread” as defined in the loan agreement. We are required to make interest-only payments on the loans on the stub period date (January 1, 2023) and for the first thirty-six monthly payment dates prior to when the loans are scheduled to begin amortizing on February 1, 2026. Beginning on February 1, 2026, we must pay twenty-four equal consecutive monthly installment payments repaying $35.0 million of the principal, plus interest on all outstanding balance until the loans mature on January 1, 2028 (the “Maturity Date”). The remaining $10.0 million of principal is due and payable on the Maturity Date. At our option, we may prepay the loans in whole, subject to a prepayment fee of 3% of the amount prepaid if prepaid on or before the Amortization Date, or if the prepayment occurs after less than 12 months after Amortization Date, 2% of the amount prepaid, and if more than 12 months after the Amortization Date but before the Maturity Date, 1%. A final payment equal to 4.25% of the principal borrowed on the closing date is due on the Maturity Date (or upon repayment in full of principal, if earlier).
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

In connection with the entry into the Loan Agreement, we also issued to Horizon warrants to purchase up to an aggregate 23,191 shares of our common stock, with an exercise price of $38.80 per share. The warrants are exercisable immediately and expire on December 15, 2032, provided that, under certain circumstances, the warrants may terminate and expire earlier in connection with the closing of certain acquisition transactions involving us. The warrants provide that Horizon may elect to exercise the warrant on a net “cashless” basis at any time prior to the expiration thereof. The fair market value of one share of our common stock in connection with any cashless exercise shall be the closing price or last sale price per share of our common stock on a nationally recognized securities exchange, inter-dealer quotation system or over-the-counter market on which our common stock is traded on the business day immediately prior to the date the holder elects to exercise the warrants on a cashless basis.
On May 10, 2023, we (expressly without conceding that an ”Event of Default” (as defined under the Loan Agreement) has occurred) entered with Horizon into a Standstill Agreement (as amended on by that certain First Extension of Standstill Agreement dated as of May 14, 2023 through the Tenth Extension of Standstill Agreement dated as of June 30, 2023, the “Standstill Agreement”) pursuant to which Horizon agreed to forbear from exercising, and not to exercise, any and all remedies available to it under the Loan Agreement, warrants, notes and other Financing Documents (as defined in the Standstill Agreement) during the period commencing on May 10, 2023 and ending on July 7, 2023 (the “Standstill Period”). We have also agreed with Horizon agree to further extend the Standstill Period for a period to permit us to continue operations including advancing Borrower’s Phase 2a study of EDP 2939. Horizon was willing to extend the Standstill Period, but only to the extent, and in accordance with, the terms, and subject to the conditions, set forth in the Waiver and Amendment to Loan Agreement and Eleventh Extension of Standstill Agreement.
The Loan Agreement contains a subjective acceleration clause which allows Horizon to accelerate the maturity of the principal payments under certain circumstances. Based upon our significant operating losses, going concern assessment as of June 30, 2023, and ongoing negotiations with Horizon relating to the Standstill Agreement and conditions of the Waiver and Amendment to Loan Agreement and Eleventh Extension of Standstill Agreement, we determined that we should classify our loan facility with Horizon, which would otherwise be classified as long-term debt, as a current liability on our consolidated balance sheet as of June 30, 2023.
On July 7, 2023, we entered with Horizon into the Loan Amendment. The Loan Amendment amends the Loan Agreement dated as of December 15, 2022 with Horizon, whereby Horizon agreed to forbear exercising remedies on specified potential defaults (which forbearance will cease to apply if specified conditions as set forth in the Loan Amendment are not met), we granted a security interest to Horizon over substantially all of our intellectual property, we paid down $5.0 million of the principal amount of the loans outstanding under the Loan Agreement, and Horizon converted $5.0 million of the principal amount of the loans outstanding under the Loan Agreement into shares of common stock at a price per share equal to the price paid by the purchasers in the July 2023 Private Placement. We also amended the payment schedule and have agreed to prepay up to an additional $10.0 million of the principal amount of the loans outstanding under the Loan Agreement (plus applicable final payments) and Horizon agreed to convert up to an additional $10.0 million of the principal amount of the loans outstanding under the Loan Agreement into equity, in each case, concurrently with future sales of our equity securities, in amounts equal to 20% of the gross cash proceeds from such equity sales. Horizon further agreed to remove the $5.0 million cash financial covenant previously instituted in connection with an extension of the Standstill Agreement, and we agreed that, upon the failure to achieve specified performance milestones in the future, a $9.0 million cash and cash equivalents covenant would be imposed.
Due our liquidity issues, we are currently considering, and are seeking to make, changes to our capital structure to increase our cash runway, maintain sufficient liquidity, strengthen our balance sheet and meet our future debt obligations. If we are not able to secure additional financing, and/or enter into further agreements with the Lender, the Lender could seek to, among other remedies available to it, if circumstances are triggered under the Loan Agreement, demand repayment of amounts outstanding under the Loan Agreement, accelerate any Loan to maturity or pursue remedies against the collateral securing our obligations under the Loan Agreement. In addition, we could be forced to pursue alternative options, including, but not limited to, a further workforce reduction, implementing other cost-reduction initiatives, seeking relief in the U.S. Bankruptcy Courts and/or winding down operations.
See Note 8 - Loan and Security Agreement to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding our debt facility.

Contractual Obligations
On July 14, 2023, we entered into a sublease termination and surrender agreement with our landlord Bio-Rad, pursuant to which the parties agreed to terminate the certain sublease agreement, dated as of December 27, 2017, effective as of September 15, 2023. See Note 16 – Subsequent Events to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended June 30,
	2023	2022
Cash used in operating activities	$(40,103)	$(55,458)
Cash used in investing activities	(12)	(385)
Cash (used in) provided by financing activities	(199)	79,251
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(40,315)	$23,408
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2023, was $40.1 million, driven primarily by our net loss of $46.4 million which originates from investments in research and clinical study costs to advance our programs, as well as general and administrative costs which include costs to operate as a public company. This net loss figure is reduced by non-cash charges consisting of stock-based compensation expense of $5.3 million, lease expense of $1.5 million, impairment of property, plant and equipment of $1.6 million, depreciation expense of $0.9 million, interest expense of $0.3 million. These reductions were partially offset by $0.6 million decrease in the fair value of warrants. The change in operating assets and liabilities, primarily the pay-down of liabilities including the operating lease for our office, account for $2.6 million of cash used in operations.
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
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was less than $0.1 million and $0.4 million, respectively, primarily due to the purchase of capital equipment in 2022.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2023 was $0.2 million, primarily due to a $0.2 million payment of fees accrued in 2022 regarding the issuance of long-term debt under the Horizon loan and security agreement.
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
There were no material changes to our critical accounting policies in the three and six months ended June 30, 2023 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2022 Annual Report.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined under 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
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
Since inception, we have incurred significant operating losses. Our net loss was $46.4 million and $30.6 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $575.7 million. As noted below, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Through June 30, 2023, we have financed our operations through proceeds from equity offerings of our common stock, private placements of our since redeemed preferred stock and borrowings under loan and security agreements. We have devoted substantially all of our financial resources and efforts to developing our platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We are in the early stages of developing our product candidates, and we have not completed the development of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we, without limitation:
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
Pursuant to the terms of the Loan and Security Agreement (the “Loan Agreement”) entered into on December 15, 2022 with Horizon Technology Finance Corporation, as lender and collateral agent ("Horizon" or the “Lender”), we are required, and have begun, to make interest-only payments on the loans on the stub period date (January 1, 2023) and for the first thirty-six monthly payment dates prior to when the loans are scheduled to begin amortizing on February 1, 2026. Beginning on February 1, 2026, we must pay twenty-four equal consecutive monthly installment payments repaying $35.0 million of the principal, plus interest on all outstanding balances until the loans mature on January 1, 2028 (the “Maturity Date”). The remaining $10.0 million of principal is due and payable on the Maturity Date. See Note 8 - Loan and Security Agreement to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding our debt facility.
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
Upon an event of default under the Loan Agreement, the Lender may accelerate all of our repayment obligations and/or exercise all of their other rights and remedies under the Loan Agreement and applicable law, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. During the third quarter of 2022, we identified instances of noncompliance with provisions of the Loan Agreement, which resulted in events of default that were not identified on a timely basis. There is no certainty that future defaults under the current Loan Agreement will not occur or that the Lender (or any then applicable lender) would agree to similar corrective actions as those accepted by the Lender to waive these events of default, not assert their right to accelerate any outstanding loans in full and not charge penalty interest. Future defaults could result in, among other things, immediate acceleration of principal payment under the loan and penalty interest being assessed. Further, if we are liquidated, the Lender's rights to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The Lender could declare an event of default upon the occurrence of any event, among others, that they interpret as a material adverse effect (including potentially with respect to our declining cash position or negative data results) or a change of control as delineated under the Loan Agreement, payment events of default, or breaches of covenants thereby requiring us to repay the loan immediately, which we would be unable to do given our current cash position, or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the Lender of an event of default would significantly harm our business and prospects and could cause the price of our common stock to decline or force us to discontinue our operations immediately. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

On July 7, 2023, the Company, the lenders party thereto and Horizon, as collateral agent, entered into a Waiver and Amendment to the Loan Agreement and Eleventh Extension of Standstill Agreement (the “Loan Amendment”). The Loan Amendment amends the Loan Agreement with Horizon, whereby Horizon agreed to forbear exercising remedies on specified potential events of default (which forbearance will cease to apply if specified conditions as set forth in the Loan Amendment are not met), we granted a security interest to Horizon over substantially all of our intellectual property, and we paid down as a condition to the effectiveness of the Loan Amendment $5.0 million of the principal amount of the loans outstanding under the Loan Agreement, and Horizon converted $5.0 million of the principal amount of the loans outstanding under the Loan Agreement into shares of common stock at a price per share equal to the price paid by investors in our concurrent private placement. We also amended the payment schedule and have agreed to prepay up to an additional $10.0 million of the principal amount of the loans outstanding under the Loan Agreement (plus applicable final payments) and Horizon agreed to convert up to an additional $10.0 million of the principal amount of the loans outstanding under the Loan Agreement into equity in the Company, in each case, concurrently with future sales of our equity securities, in amounts equal to 20% of the gross cash proceeds from such equity sales. Horizon further agreed to remove the existing $5.0 million minimum cash financial covenant, and we agreed that, upon the failure to achieve specified performance milestones in the future, a $9.0 million minimum cash and cash equivalents covenant would be imposed.
Due to our liquidity issues, we are currently considering, and are seeking to make, changes to our capital structure to increase our cash runway, maintain sufficient liquidity, strengthen our balance sheet and meet our future debt obligations. If we are not able to secure additional financing, and/or enter into further agreements with the Lender, the Lender could seek to, among other remedies available to it, if circumstances are triggered under the Loan Agreement demand repayment of amounts outstanding under the Loan Agreement, accelerate any Loan to maturity or pursue remedies against the collateral securing our obligations under the Loan Agreement, which may result in the loss of crucial assets, including our intellectual property rights. In addition, we could be forced to pursue alternative options, including, but not limited to, a further workforce reduction, implementing other cost-reduction initiatives, seeking relief in the U.S. Bankruptcy Courts and/or winding down operations. There can be no assurance that we will be successful in our efforts to secure the requisite financing needed to continue our operations as intended.
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
Based on our current operating plans, we expect that our existing cash and cash equivalents as of June 30, 2023, together with the estimated net proceeds of $24.6 million from the July 2023 private placement, after deducting transaction costs, will be sufficient to enable us to fund operating expenses and capital expenditure requirements into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Additionally, market volatility resulting from among other things, global economic factors, including rising interest and inflation rates, could also adversely impact our ability to access capital as and when needed. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity, including any shares subject to warrants that we have previously issued or may in the future issue, or of convertible securities, would dilute all of our stockholders. The occurrence of additional indebtedness could result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, we maintain our cash and cash equivalents at financial institutions, and our deposits at these institutions exceed federally insured limits. Market conditions can impact the viability of these institutions and, in the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.
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
We will be forced to delay or reduce the scope of our development programs, reduce our research and development costs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of June 30, 2023, we had $7.6 million in cash and cash equivalents. Based on our available cash resources, including the net proceeds from the July 2023 private placement, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements appearing within this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements for the quarter ended June 30, 2023 are issued. Nevertheless, our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which may be significant. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue our product development programs or commercialization efforts.
We are highly dependent on the success of EDP2939, as we have shifted focus away from EDP1815, and if we are unable to complete further development of, obtain approval for and commercialize EDP2939 for one or more indications in a timely manner, our business will be harmed.
In April 2023, we announced that further development of EDP1815 in atopic dermatitis is discontinued, following a wind-down of the clinical study of EDP1815 for atopic dermatitis treatment, and resources are being focused on the next generation of the EV platform and EDP2939. In February and April 2023 we announced that each of the four patient cohorts in a Phase 2 trial of EDP1815 in atopic dermatitis trial failed to meet the primary endpoint.In September 2021, we announced positive data from a Phase 2 trial of EDP1815 in psoriasis. The progression and development of EDP1815 is contingent upon the results of the ongoing EDP2939 Phase 2a trial and availability of funding and resources. Our prospects are thus highly dependent on the success of EDP2939, our lead product candidate at this time. Enrollment in the Part B (Phase 2) study of EDP2939 in moderate psoriasis is complete, and we expect to report topline results early in the fourth quarter of 2023. Any further development of EDP2939 would require substantial capital and time to complete and there is no guarantee that any future clinical trials, if pursued, would be timely or successful, or that EDP2939 would be approved or, if approved, that commercialization would be successful. The occurrence of any additional costs, delays in development, or negative trial results could have a material adverse effect on our business, financial condition and results of operations.

Our decision to discontinue or limit our research and development activities and implementation of other cost-saving measures may not result in the anticipated savings and could disrupt our business.
In connection with our decision to limit our operating expenses, we decided to halt the initiation of any new research and development efforts and focus on the development of EDP2939 in moderate psoriasis. We have also terminated the sublease for our principal office and research and development space and will be operating in a virtual environment beginning in September 2023. We may not realize, in full or in part, the anticipated benefits and savings in operating expenses from these decisions due to unforeseen difficulties, delays or unexpected costs. This may include higher than expected costs associated with winding down certain of our clinical programs. If we are unable to realize the expected cost savings, our financial condition would be adversely affected. Furthermore, the transition to operating in a virtual environment may result in weaknesses in our infrastructure and operations and may increase the risk that we become unable to comply with legal and regulatory requirements.

The terms of our loan and security agreements place restrictions on our operating and financial flexibility, and if we are unable to comply with any of the covenants, we could be subject to adverse consequences including, without limitation, our having to immediately repay all amounts outstanding under the Loan Agreement and the Lender could seek to foreclose on the collateral.
On December 15, 2022 (the “Loan Closing Date”), we entered into the Loan Agreement with Horizon, as lender and collateral agent, pursuant to which the Lender agreed to make term loans, in an aggregate principal amount of up to $45.0 million, available to us on the Loan Closing Date, and we borrowed $45.0 million. Borrowings under the Loan Agreement are collateralized by substantially all of our personal property, excluding intellectual property, and we pledged our equity interests in our subsidiaries, subject to certain limitations with respect to certain our domestic and foreign subsidiaries. The loans carry a 3-year interest-only period and begin to amortize in February 2026. As of June 30, 2023, the outstanding principal balance under the Loan Agreement was $45.0 million.
On July 7, 2023, we entered into the Loan Amendment, whereby Horizon agreed to forbear exercising remedies on specified potential defaults (which forbearance will cease to apply if specified conditions as set forth in the Loan Amendment are not met), we granted a security interest to Horizon over substantially all of our intellectual property, we paid down $5.0 million of the principal amount of the loans outstanding under the Loan Agreement as a condition to the Loan Amendment, and Horizon convert $5.0 million of the principal amount of the loans outstanding under the Loan Agreement into shares of common stock at a price per share equal to the price paid by investors in our concurrent private placement. We also amended the payment schedule and have agreed to prepay up to an additional $10.0 million of the principal amount of the loans outstanding under the Loan Agreement (plus applicable final payments) and Horizon agreed to convert up to an additional $10.0 million of the principal amount of the loans outstanding under the Loan Agreement into equity in the Company, in each case, concurrently with future sales of our equity securities, in amounts equal to 20% of the gross cash proceeds from such equity sales. Horizon further agreed to remove the existing $5.0 million cash financial covenant, and we agreed that, upon the failure to achieve specified performance milestones in the future, a $9.0 million cash and cash equivalents covenant would be imposed.
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
If we do not successfully develop and commercialize product candidates based upon our technical approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price. In February and April 2023, for example, we announced that each of the four patient cohorts in a Phase 2 trial of EDP1815 in atopic dermatitis trial failed to meet the primary endpoint, which adversely affected our stock price.

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
In addition, disruptions caused by the COVID-19 pandemic, or any other global health emergency, may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials.
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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate Clinical Trial Application (“CTA”) to be submitted in each member state in which the clinical trial takes place to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted: (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive, remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.
It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trial approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality and promote patient and public involvement in clinical trials. The outcome of the consultation is being closely watched and will determine whether the UK chooses to align with the (EU) CTR or diverge from it to maintain regulatory flexibility. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the (EU) CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. On February 27, 2023, the UK Government and the European Commission reached a political agreement on the “Windsor Framework” which will revise the Protocol on Ireland/Northern Ireland in order to address some of the perceived shortcomings. Once implemented, this may have further impact on the application of the (EU) CTR in Northern Ireland. A decision by the UK Government not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.
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
Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We may not, and may not be able to, have arrangements in place for redundant sources of all clinical supplies for both drug substance and drug product. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products could delay, prevent or impair our development and commercialization efforts. Moreover, as a result of the COVID-19 pandemic or any other global health emergency, third-party manufacturers may be affected, which could disrupt their activities and, as a result, we could face difficulties and delays in the manufacture of our product candidates, which may negatively affect our preclinical and clinical development activities.
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

Additionally, the EU pharmaceutical legislation is currently undergoing a complete review process in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission's proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council (which is not expected before the end of 2024 or early 2025), and may have a significant impact on the pharmaceutical industry in the long term.
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
Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives, and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time due to the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. In January 2023, our Board approved the reduction of our workforce by 48 employees, or approximately 45% of our headcount as of such date, in order to preserve cash and prioritize investment in our core clinical programs. We undertook a further reduction of our workforce in the second quarter of 2023. These reductions, and any future reductions, may negatively impact our ability to attract candidates to the Company in the future. Competition to hire from the limited pool referred to above is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to attract and retain high quality personnel, our ability to pursue our business strategy will be limited and our business will be harmed.
Our reductions in force undertaken to extend our cash runway and focus more of our capital resources on our prioritized research and development programs may not achieve our intended outcome.
In January 2023, our Board approved a reduction in force affecting approximately 45% of our workforce, in order to preserve cash and prioritize investment in our core clinical programs. We undertook a further reduction of our workforce in the second quarter of 2023. These reductions in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reductions in force, or if we experience significant adverse consequences from the reductions in force, our business, financial condition, and results of operations may be materially adversely affected.
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

Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws. However, under the terms of the Ireland/Northern Ireland Protocol, EU laws have generally applied to Northern Ireland. On February 27, 2023 the UK Government and the European Commission reached a political agreement on the “Windsor Framework” which will revise the Protocol on Ireland/Northern Ireland in order to address some of the perceived shortcomings in its operation. Under the proposed changes, Northern Ireland would be reintegrated under the regulatory authority of the MHRA with respect to medicinal products. The implementation of the Windsor Framework will occur in various stages, with new arrangements relating to the supply of medicines into Northern Ireland due to take effect in 2025. There could be additional uncertainty and risk around what these changes will mean to our business.

More generally, it is currently unclear to what extent the UK Government will seek to align its regulations with the EU and new legislation such as the (EU) CTR is not applicable in Great Britain. Whilst the EU-UK Trade and Cooperation Agreement (“TCA”) includes the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, it does not contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards. There may be divergent local requirements in Great Britain from the EU in the future, which may impact clinical and development activities that occur in the UK in the future. Similarly, clinical trial submissions in the UK will not be able to be bundled with those of EU countries within the EMA Clinical Trial Information System (“CTIS”), adding further complexity, cost and potential risk to future clinical and development activity in the UK. Significant political and economic uncertainty remains about how much the relationship between the UK and EU will differ as a result of the UK’s withdrawal.
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
Despite the implementation of security measures, our information technology systems and those of our current and future partners, service providers, contractors and consultants are vulnerable to attack and damage from computer viruses, unauthorized access, malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, and other security breaches or unauthorized access by persons inside our organization or with access to our internal systems. The risk of a security breach or disruption, particularly through cyberattacks or cyber-intrusions, including by computer hackers, foreign governments and cyber terrorists, generally has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, our information technology systems safeguard important confidential data, including personal data regarding patients enrolled in our clinical trials. As a result of anticipated transition to a virtual working environment in connection with the termination of our sublease, we may also face increased cybersecurity risks due to our greater reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection and to remove or obfuscate forensic evidence.
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
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, and more recently has been a result of disruptions in the global economy, including rising inflation and interest rates, declines in economic growth, international conflict, financial institution failures and any ongoing impact from the COVID-19 pandemic. As a result of this volatility, you may not be able to sell your shares of common stock at or above the price at which you purchase the shares. The market price for our common stock may be influenced by many factors, including:
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
Based on the number of shares of common stock outstanding as of June 30, 2023, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, shares representing approximately 80% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership control may have the effect of delaying, deferring or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate 14.1 million shares of our common stock as of June 30, 2023 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, including entities affiliated with Flagship Pioneering, until such shares can otherwise be sold without restriction under Rule 144 of the Securities Act or until the rights terminate pursuant to the terms of the investors’ rights agreement and/or registration rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
Additionally, on July 7, 2023, we entered into a securities purchase agreement with the purchasers named therein (the “Investors”), pursuant to which we agreed to issue and sell an aggregate of 11.0 million shares of our common stock to the Investors in a private placement. On July 11, 2023, in connection with the completion of the private placement, we entered into a registration rights agreement with the Investors. Pursuant to the registration rights agreement, we agreed to prepare and file a registration statement with the SEC no later than August 10, 2023, for purposes of registering the resale of the shares purchased by the Investors in the private placement, and any shares of common stock issued as a dividend or other distribution with respect to, in exchange for or in replacement of such shares. We agreed to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within 45 days after the filing of such registration statement. Once any such registration statement is declared effective, these shares can be freely sold on the public market.
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
On March 16, 2023 we received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). Further, on April 25, 2023, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive business days, the Minimum Value of Listed Securities, as defined by Nasdaq (“MVLS”) has been below the minimum $50 million requirement for continued listing on The Nasdaq Global Select Market under Nasdaq Listing Rule 5450(b)(2)(A) (the “Minimum Market Value of Listed Securities Requirement”). Additionally, on April 28, 2023, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive business days, the Minimum Market Value of Publicly Held Shares, as defined by Nasdaq (“MVPHS”), of our common stock has been below the minimum $15 million requirement for continued listing on The Nasdaq Global Select Market under Nasdaq Listing Rule 5450(b)(2)(C) (the “Minimum Market Value of Publicly Held Shares Requirement”).
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
On June 29, 2023, we effected a 1-for-20 reverse stock split of our common stock. The reverse stock split was approved by our stockholders at our annual meeting of stockholders held on June 8, 2023. The primary goal of the reverse stock split was to increase the per share market price of our common stock to meet the minimum per share bid price requirement for continued listing on The Nasdaq Global Select Market. Trading of our common stock on The Nasdaq Global Select Market commenced on a split-adjusted basis on June 30, 2023.
On July 18, 2023, we were notified by Nasdaq Listing Qualifications that the closing bid price of the our common stock had been at $1.00 per share or greater for 11 consecutive business days, from June 30, 2023 to July 17, 2023. Accordingly, the Company has regained compliance with Listing Rule 5550(a)(2) and this matter is now closed. Although we regained compliance with Listing Rule 5550(a)(2) there can be no guarantee that we can continue to remain compliant with the Bid Price Requirement.
On August 9, 2023, we were notified by Nasdaq Listing Qualifications that for 14 consecutive business days from July 20, 2023 to August 8, 2023, the Company’s MVPHS has been at or above the $15 million requirement. Accordingly, the Company has regained compliance with Listing Rule 5450(b)(2)(C) and this matter is now closed. Although we regained compliance with Listing Rule 5450(b)(2)(C) there can be no guarantee that we can continue to remain compliant with the Minimum Market Value of Publicly Held Shares Requirement.
There can be no assurance that we will be able to regain or maintain compliance, as applicable, with the Bid Price Requirement, Minimum Market Value of Listed Securities Requirement or the Minimum Market Value of Publicly Held Shares Requirement, or any other listing requirements, or satisfy the requirements necessary to transfer the listing of our common stock to The Nasdaq Capital Market. Delisting from the Nasdaq Global Select Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.
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
As a public company, we are required to maintain effective disclosure controls and procedures and internal control over financial reporting, and to report any material weaknesses in such internal controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, we have identified three material weaknesses to date. In October 2021, we identified a material weakness relating to an insufficient process for confirming final approvals for the release of reviewed and approved documentation prior to filing such documentation with the SEC. In connection with the preparation of our financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we filed with the SEC on March 16, 2023, we identified instances of non-compliance with provisions of the Loan Agreement which resulted in events of default that were not identified or prevented on a timely basis. We, therefore, concluded that there was a material weakness in our internal controls over financial reporting, as our controls over debt covenant monitoring and compliance were not operating with sufficient precision and timeliness. The material weakness did not result in any financial statement modifications, and there were no changes to our previously disclosed financial results. The remediation efforts that we take to address a material weakness need to be completed and operating effectively for a sufficient period of time before we are able to deem such material weakness fully remediated. See Part II, Item 9A “Controls and Procedures” for additional information about these material weaknesses and our remediation efforts.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities.
There were no sales of unregistered equity securities during the six months ended June 30, 2023.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
a.Not applicable.
b.Not applicable.
c.We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under Item 408(a) of Regulation S-K .

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Evelo Biosciences, Inc.	8-K	001-38473	3.1	5/11/2018
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Evelo Biosciences, Inc., dated June 29, 2023.	8-K	001-38473	3.1	6/29/2023
3.3	Amended and Restated Bylaws of Evelo Biosciences, Inc.	8-K	001-38473	3.1	3/18/2021
10.1#	Evelo Biosciences, Inc. 2018 Incentive Award Plan, as amended and restated	8-K	001-38473	10.1	6/8/2023
10.2	Securities Purchase Agreement, dated as of July 7, 2023, by and among Evelo Biosciences, Inc. and the Investors named therein.	8-K	001-38473	10.1	7/10/2023
10.3†	Waiver and Amendment to Venture Loan and Security Agreement and Eleventh Extension of Standstill Agreement, dated as of July 7, 2023, by and among Evelo Biosciences, Inc., Horizon Technology Finance Corporation, as Collateral Agent, and the Lenders thereto.	8-K	001-38473	10.2	7/10/2023
10.4	Registration Rights Agreement, dated as of July 11, 2023, by and among Evelo Biosciences, Inc. and the Investors named therein.	8-K	001-38473	10.1	7/12/2023
10.5	Sublease Termination and Surrender Agreement, dated as of July 14, 2023, by and between Evelo Biosciences, Inc. and Bio-Rad Laboratories, Inc.	8-K	001-38473	10.1	7/20//2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document- the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
* Filed herewith
** Furnished herewith
# Indicates management contract or compensatory plan
† Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will supplementally furnish copies of omitted schedules and exhibits to the SEC or its staff upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

EVELO BIOSCIENCES, INC.

Date: August 14, 2023	By:	/s/ Balkrishan (Simba) Gill, Ph.D.
Balkrishan (Simba) Gill, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Marella Thorell
Marella Thorell
Chief Financial Officer and Treasurer
(Principal Financial Officer)