Form 10-Q
period 2023-09-30
Evelo Biosciences, Inc.
filed 2023-11-09
CIK 1694665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-38473
Evelo Biosciences, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	46-5594527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Kendall Square, 600/700, Suite 7-201 Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)
(617) 577-0300
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EVLO	Nasdaq Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of November 6, 2023, there were 18,930,960 shares of the registrant's common stock outstanding.

Evelo Biosciences, Inc.
Form 10-Q for the Quarterly Period Ended September 30, 2023

i

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
•our plans to explore strategic alternatives;
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
•the timing, progress, receipt and release of data from our clinical trials and the potential use of our product candidates to treat various indications;
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
•We will need additional funding in order to complete development of our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or discontinue our product development programs or commercialization efforts, should we resume such efforts in the future.
•Any financial or strategic option we pursue may not be successful. Moreover, our decision to discontinue program development efforts may not result in the anticipated savings for the Company and may adversely affect our business.
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
•We are early in our development efforts and, should we resume development of our product candidates, may not be successful in our efforts to use our platform to build a pipeline of product candidates and develop marketable drugs.
•Should we resume development of our product candidates, we would be highly dependent on the success of our product candidates, and if we are unable to complete development of, obtain approval for and commercialize any of our product candidates for one or more indications in a timely manner, our business will be harmed.
•Our product candidates are an unproven approach to therapeutic intervention.
•Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. Should we resume development of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
•Our reductions in force undertaken to extend our cash runway and focus more of our capital resources on our prioritized research and development programs may not achieve our intended outcome.
•Our common stock may be delisted from The Nasdaq Global Select Market if we cannot maintain compliance with Nasdaq’s continued listing requirements, which could harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Evelo Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

(Unaudited)
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$17,262	$47,940
Prepaid expenses and other current assets	1,674	3,633
Total current assets	18,936	51,573
Property and equipment, net	894	4,842
Right of use asset - operating lease	—	6,868
Other assets	797	1,158
Total assets	$20,627	$64,441
Liabilities and stockholders’ deficit
Current liabilities:
Debt, current portion	$33,948	$—
Accounts payable	526	1,764
Accrued expenses	4,550	7,945
Operating lease liability, current portion	—	2,259
Other current liabilities	737	427
Total current liabilities	39,761	12,395
Noncurrent liabilities:
Debt, net of current portion	—	43,614
Operating lease liability, net of current portion	—	5,265
Deferred revenue	7,500	7,500
Other noncurrent liabilities	73	659
Total liabilities	47,334	69,433
Commitments and contingencies (Note 9)
Stockholder’s deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 18,853,587 and 5,542,637 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	19	6
Additional paid-in capital	561,304	524,224
Accumulated deficit	(588,030)	(529,222)
Total stockholders’ deficit	(26,707)	(4,992)
Total liabilities and stockholders’ deficit	$20,627	$64,441
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share and share amounts)

(Unaudited)
	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$6,499	$21,928	37,399	62,470
General and administrative	3,891	7,126	15,849	24,909
Loss on disposal and impairment of property and equipment	793	—	2,409	—
Total operating expenses	11,183	29,054	55,657	87,379
Loss from operations	(11,183)	(29,054)	(55,657)	(87,379)
Other income (expense):
Interest expense, net	(1,162)	(788)	(3,642)	(2,835)
Change in fair value of warrants	(9)	—	622	—
Other miscellaneous income (expense), net	(27)	(615)	230	(386)
Total other expenses, net	(1,198)	(1,403)	(2,790)	(3,221)
Loss before income taxes	(12,381)	(30,457)	(58,447)	(90,600)
Income tax benefit (expense)	17	(107)	(361)	(386)
Net loss	$(12,364)	$(30,564)	(58,808)	(90,986)

Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(5.66)	$(6.16)	$(22.88)
Weighted average number of common shares outstanding, basic and diluted	17,384,243	5,402,592	9,546,129	3,976,438
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except share amounts)

(Unaudited)
	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance - December 31, 2022	5,542,637	$6	$524,224	$(529,222)	$(4,992)
Issuance of common stock, net		—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	2,044	—	36	—	36
Vesting of restricted common stock	1,823	—	—	—	—
Stock-based compensation expense		—	2,909	—	2,909
Net loss		—	—	(25,341)	(25,341)
Balance - March 31, 2023	5,546,504	6	527,169	(554,563)	(27,388)
Issuance of common stock, net		—	—	—	—
Vesting of restricted common stock	53,384	—	—	—	—
Stock-based compensation expense		—	2,365	—	2,365
Redemption of fractional shares due to reverse stock split	(51)
Net loss		—	—	(21,103)	(21,103)
Balance - June 30, 2023	5,599,837	6	529,534	(575,666)	(46,126)
Issuance of common stock, net	13,189,836	13	29,293	—	29,306
Issuance of common stock under Employee Stock Purchase Plan	124	—	1	—	1
Vesting of restricted common stock	63,790	—	—	—	—
Stock-based compensation expense	—	—	2,476	—	2,476
Net loss	—	—	—	(12,364)	(12,364)
Balance - September 30, 2023	18,853,587	19	561,304	(588,030)	(26,707)

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except share amounts)

(Unaudited)
	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance - December 31, 2021	2,678,823	$3	$423,359	$(414,695)	$8,667
Issuance of common stock under Employee Stock Purchase Plan	1,816	—	129	—	129
Vesting of restricted common stock	1,770	—	—	—	—
Stock-based compensation expense	—	—	4,275	—	4,275
Fees associated with public offering of common stock	—	—	(12)	—	(12)
Net loss	—	—	—	(29,861)	(29,861)
Balance - March 31, 2022	2,682,409	$3	$427,751	$(444,556)	$(16,802)
Issuance of common stock, net	2,712,318	3	78,979	—	78,982
Vesting of restricted common stock	814	—	—	—	—
Exercise of stock options	2,125	—	30	—	30
Stock-based compensation expense	—	—	3,999	—	3,999
Net loss	—	—	—	(30,561)	(30,561)
Balance - June 30, 2022	5,397,666	$6	$510,759	$(475,117)	$35,648
Issuance of common stock, net	23,750	—	712	—	712
Issuance of common stock under Employee Stock Purchase Plan	2,019	—	72	—	72
Exercise of stock options	219	—	3	—	3
Stock-based compensation expense	—	—	3,463	—	3,463
Net loss	—	—	—	(30,564)	(30,564)
Balance - September 30, 2022	5,423,654	$6	$515,009	$(505,681)	$9,334
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Evelo Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)
	Nine months ended September 30,
	2023	2022
Operating activities
Net loss	$(58,808)	$(90,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,750	11,737
Depreciation expense	1,038	1,537
Loss on disposal and impairment of property and equipment	2,409	232
Non-cash interest expense	421	188
Non-cash lease expense	3,283	2,175
Decrease in fair value of warrants	(622)	—
Net foreign currency losses	78	1,012
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,958	(799)
Accounts payable	(1,256)	(40)
Accrued expenses and other current liabilities	(3,823)	(814)
Operating lease liabilities	(2,939)	(2,287)
Net cash used in operating activities	(50,511)	(78,045)
Investing activities
Purchases of property and equipment	(59)	(394)
Proceeds from the sale of fixed assets	560	—
Net cash provided by (used in) investing activities	501	(394)
Financing activities
Proceeds from issuance of common stock, net of issuance cost	24,305	79,682
Proceeds from the issuance of common stock under employee stock purchase plan and the exercise of stock options	37	234
Repayments of debt	(5,049)	—
Fees associated with debt issuance	(272)	—
Net cash provided by financing activities	19,021	79,916
Effect of exchange rate changes on cash and cash equivalents	(50)	(1,022)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(31,039)	455
Cash, cash equivalents and restricted cash – beginning of period	49,098	69,754
Cash, cash equivalents and restricted cash – end of period	$18,059	$70,209
Supplemental disclosure of cash flow information
Cash paid for interest	$3,927	$2,963
Cash paid for taxes	$8	$592
Noncash investing and financing activities
Conversion of long-term debt to shares of common stock	$5,000	$—
Financing and public offering costs in accounts payable and accrued expenses	$200	$—
Property and equipment additions in accounts payable and accrued expenses	—	$128

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
We have incurred operating losses since inception and expect such losses and negative operating cash flows to continue for the foreseeable future. As of September 30, 2023, we had cash and cash equivalents of $17.3 million and an accumulated deficit of $588.0 million. Since inception, we have financed operations primarily with the proceeds from the issuance of common stock and since-redeemed preferred stock to equity investors, and from debt financing.
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these unaudited condensed consolidated statements are issued. The transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates, and the achievement of a level of revenues adequate to support our cost structure. Based on our current operating plan, we believe that our cash and cash equivalents balance as of September 30, 2023 will not be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Quarterly Report on Form 10-Q and we will need additional capital if we intend to pursue further development of our candidates. We are exploring strategic alternatives which will inform our future financial and clinical development plans. Management’s belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties, including the outcome of the strategic review process. Actual results may be different from management’s estimates. There can be no assurance that we will be able to obtain additional financial resources on acceptable terms, if at all. If we are unable to obtain sufficient financial resources, we may be required to permanently cease development efforts, which would adversely affect our business prospects. Because of the uncertainty as to the outcome of the strategic review and our ability to secure financial resources and the insufficient amount of cash and cash equivalent resources as of September 30, 2023, management concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these unaudited condensed consolidated statements are issued.

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
The accompanying unaudited condensed consolidated balance sheet as of September 30, 2023 has been derived from our audited consolidated financial statements for the year ended December 31, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
These unaudited condensed consolidated financial statements are prepared on the same basis as the audited financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly our financial position as of September 30, 2023, and the results of operations and stockholders' deficit for the three and nine months ended September 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be realized for the year ending December 31, 2023, or for any future period.
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
As of September 30, 2023 and 2022, we have no off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.
Comprehensive Loss
Comprehensive loss consists of net loss and changes in equity during a period arising from transactions and other equity and circumstances, of which we have none. Our comprehensive loss equals our net loss for all periods presented.
Cash, Cash Equivalents and Restricted Cash
Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less, which consist of cash held in banks and funds held in money market accounts. Cash equivalents are stated at cost, which approximates market value. Our restricted cash consists of the deposits held for the building lease for our office and laboratory premises, for our credit card facility, and for the proceeds from our recent disposition of long-lived assets. As of September 30, 2023 and 2022, we had $0.8 million and $1.2 million in restricted cash balance recorded within other assets.
The following reconciles cash, cash equivalents and restricted cash as of September 30, 2023 and 2022, as presented on the statements of cash flows, to the related balance sheet accounts (in thousands):

	September 30, 2023	September 30, 2022
Cash and cash equivalents:
Cash	$1,969	$10,363
Money market funds	15,293	58,690
Total cash and cash equivalents	17,262	69,053
Restricted cash	797	1,156
Cash, cash equivalents and restricted cash	$18,059	$70,209

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
Accounting Pronouncements Issued and Not Yet Effective as of September 30, 2023
No new accounting pronouncements issued or effective in the period had or are expected to have a material impact on our accompanying unaudited condensed consolidated statements.
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
4. Leases
In January 2018, we entered into an operating sublease arrangement for approximately 40,765 square feet for our office and research and development space at 620 Memorial Drive, Cambridge, MA 02139 from February 2018 extending through September 2025. The lease required a security deposit, which we fulfilled with a standing letter of credit secured by restricted cash on deposit.
On July 14, 2023, we entered into a sublease termination and surrender agreement with our landlord Bio-Rad Laboratories, Inc. (“Bio-Rad”) pursuant to which both parties agreed to terminate the sublease agreement, dated as of December 27, 2017, effective as of September 15, 2023. The sublease agreement was previously scheduled to terminate, in accordance with its terms, on September 30, 2025. In exchange for the early termination of the sublease agreement, we agreed to make a one-time termination payment to Bio-Rad in the amount of $0.5 million and Bio-Rad is also entitled to draw on a letter of credit in an amount equal to $0.9 million and retain such proceeds. Further, Bio-Rad may be entitled to an additional payment of up to $2.5 million if the Company realizes specified monetization events. This contingent payment is measured at fair value and recorded within on our unaudited condensed consolidated balance sheets. The carrying value of the liability as of September 30, 2023 was $0.7 million.
For the three months ended September 30, 2023 and 2022, we recorded rent expense of $1.8 million and $0.7 million, respectively. For the nine months ended September 30, 2023 and 2022, we recorded rent expenses of $3.3 million and $2.2 million, respectively. Operating cash flows used for operating leases were $2.1 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively.
The following table presents supplemental balance sheet information related to our operating leases (in thousands):

	September 30, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	$—	$6,868
Liabilities:
Operating lease liabilities, current	—	2,259
Operating lease liabilities, noncurrent	—	5,265
Total lease liabilities	$—	$7,524

Other information:
Weighted-average remaining lease term (in years)	0.00 years	2.75 years
Weighted-average discount rate	—%	9.5%

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. Property and Equipment, Net
Property and equipment recorded in our consolidated balance sheet consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Property and equipment:
Lab equipment	$2,631	$9,761
Leasehold improvements	—	2,157
Furniture and fixtures	—	818
Computers and software	253	253
Office equipment	—	66
Construction-in-process	93	1,122
Property and equipment	2,977	14,177
Less: accumulated depreciation	(2,083)	(9,335)
Property and equipment, net	$894	$4,842
We recognized $0.2 million and $0.5 million of depreciation expense for the three months ended September 30, 2023 and 2022, and $1.0 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively.
In April 2023, a decision was made to cease further development of EDP1815 in atopic dermatitis, which we considered as an impairment triggering event for related lab equipment. Accordingly, we evaluated the recoverability of the asset group associated with the EDP1815 atopic dermatitis program in accordance with ASC 360. Based on this evaluation, we determined that long-lived assets with a carrying amount of $2.1 million were no longer recoverable, and recorded an impairment charge of $1.6 million to write those assets down to their fair value of $0.5 million for the nine months ended September 30, 2023. During the three months ended September 30, 2023, we disposed of the impaired lab equipment for proceeds of $0.5 million.
On July 14, 2023, we entered into a sublease termination and surrender agreement with our landlord Bio-Rad pursuant to which we agreed to early terminate our office sublease at 620 Memorial Drive, Cambridge, MA 02139, effective as of September 15, 2023. As a result of this early termination, during the three and nine months ended September 30, 2023, we disposed Furniture and fixtures and Office equipment with a carrying value of $0.3 million for proceeds of $0.1 million, and as a result, recognized a loss on disposal of $0.2 million. We have also written down Leasehold improvements to zero and recognized a loss on disposal of $0.6 million for the three and nine months ended September 30, 2023.
6. Fair Value Measurements
The following tables present information about our financial assets and liabilities that have been measured at fair value as of September 30, 2023 and December 31, 2022 (in thousands):

Description	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents:
Money market funds	$15,293	$15,293	$—	$—
Other assets:
Restricted cash held in money market funds	263	263	—	—
Total	$15,556	$15,556	$—	$—

Financial Liabilities
Other noncurrent liabilities:
Warrant liabilities	$37	—	—	$37
Contingent rent liability	711	—	—	711
Total	$748	$—	$—	$748

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents:
Money market funds	$46,660	$46,660	$—	$—
Other assets:
Restricted cash held in money market funds	1,158	1,158	—	—
Total	$47,818	$47,818	$—	$—

Financial Liabilities
Other noncurrent liabilities:
Warrant liabilities	$659	—	—	$659
Total	$659	$—	$—	$659
Our financial assets are reported as cash equivalents and other assets, which are held in money market funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets as of September 30, 2023 and 2022. The money market funds are invested in a fund comprised of U.S. government securities and instruments.
Our financial liability reported as other noncurrent liabilities are common stock warrants issued in connection with the loan arrangement with Horizon Technology Finance Corporation ("Horizon”) (See Note 8), and the contingent rent liability that Bio-Rad, our landlord, may be entitled if we realize specified monetization events (See Note 4). The fair value of the common stock warrants was determined based on the Black-Scholes option-pricing model and classified within Level 3 of the fair value hierarchy. As of September 30, 2023, the expected volatility input of 70% used in the model was deemed unobservable and was determined based on historical share price data of comparable companies for a term equal to the remaining contractual term of the warrants. Other required inputs used in the model were considered observable (Level 1). Significant increases (decreases) in these inputs could result in a significantly lower or higher fair value measurement. The contingent rent liability is measured at an estimated fair value based on probability-weighted estimated cash outflows. The contingent rent liability will be remeasured to fair value at each reporting period with changes recorded in the condensed consolidated statements of operations.
The following table shows a reconciliation of the beginning and ending balances for Level 3 financial liabilities measured at fair value on a recurring basis for the three months ended September 30, 2023:

Total
Level 3 financial liabilities, beginning of period	659
Issuance of contingent rent liability	711
Change in fair value of financial liabilities	(622)
Level 3 financial liabilities, end of period	748
During the three and nine months ended September 30, 2023, there were no transfers out of Level 3.
7. Accrued Expenses
Accrued expenses recorded in our unaudited condensed consolidated balance sheet consist of the following (in thousands):

	September 30, 2023	December 31, 2022
External research and development expenses	2,936	5,389
Employee benefits, compensation and severance	$693	$1,191
Professional and consulting fees	557	883
Other	364	482
Total accrued expenses	$4,550	$7,945

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

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
and not to exercise, any and all remedies available to it under the Loan Agreement, warrants, notes and other Financing Documents (as defined in the Standstill Agreement) during the period commencing on May 10, 2023 and ending on July 7, 2023 (the “Standstill Period”).
Waiver and Amendment to Loan Agreement and Eleventh Extension of Standstill Agreement
On July 7, 2023, we entered into a Waiver and Amendment to the Venture Loan and Security Agreement and Eleventh Extension of Standstill Agreement (the “First Amendment”) with Horizon. The First Amendment amends the Loan Agreement dated as of December 15, 2022 with Horizon, whereby Horizon agreed to forbear exercising remedies on specified potential defaults (which forbearance will cease to apply if specified conditions as set forth in the First Amendment are not met), we granted a security interest over substantially all of our intellectual property, we paid down on the closing date of the July 10, 2023 private placement (the "Private Placement") $5.0 million of the principal amount of the loans outstanding under the Loan Agreement, and Horizon converted $5.0 million of the principal amount of the loans outstanding under the Loan Agreement into shares of common stock at a price per share equal to the price paid by the Investors in the Private Placement. We also amended the payment schedule and have agreed to prepay up to an additional $10.0 million of the principal amount of the loans outstanding under the Loan Agreement (plus applicable final payments) and Horizon has agreed to convert up to an additional $10.0 million of the principal amount of the loans outstanding under the Loan Agreement into equity, in each case, concurrently with future sales of our equity securities, in amounts equal to 20% of the gross cash proceeds from such equity sales. Horizon further agreed to remove the $5.0 million cash financial covenant previously instituted in connection with an extension of the Standstill Agreement, and we agreed that, upon the failure to achieve specified performance milestones in the future, a $9.0 million cash and cash equivalents covenant would be imposed.
We agreed with Horizon to further extend the Standstill Period for a period to permit us to continue operations including advancing our Phase 2a study of EDP2939. Horizon extended the Standstill Period, but only to the extent, and in accordance with, the terms, and subject to the conditions, set forth in the Waiver and Amendment to Loan Agreement and Eleventh Extension of Standstill Agreement.
Forbearance and Second Amendment to Loan Agreement and Twelfth Extension of Standstill Agreement
On October 17, 2023, we announced that the top-line results from our Part B (Phase 2) clinical study of EDP2939 in moderate psoriasis did not achieve the primary endpoint. Accordingly, the Standstill Period was automatically extended by ten days after this announcement, based on the terms and conditions set forth in the Waiver and Amendment to Loan Agreement and Eleventh Extension of Standstill Agreement, to October 27, 2023 (the “Forbearance Period”).
On October 26, 2023, we entered into a Forbearance and Second Amendment to the Venture Loan and Security Agreement and Twelfth Extension of Standstill Agreement with Horizon (the “Second Amendment”). The Second Amendment amends the Loan Agreement, dated as of December 15, 2022, as further amended by the First Amendment, with Horizon, whereby Horizon agreed, among other things, to forbear exercising remedies on specified potential defaults through December 15, 2023. We also paid down $11.0 million in principal. For more information, please see "Note 16. Subsequent Events."
Subjective Acceleration Clause
The Loan Agreement contains a subjective acceleration clause which allows Horizon to accelerate the maturity of the principal payments under certain circumstances, following expiration of Twelfth Extension of Standstill Agreement with Horizon, pending the results of the strategic review process, Horizon may choose to exercise various remedies available to them. This may include, but is not limited to, demanding the repayment of outstanding loan amounts, advancing the loan maturity date, or taking actions against the collateral that secures our obligations under the Loan Agreement. Additionally, we might be compelled to explore seeking relief through the U.S. Bankruptcy Courts, or winding down our operations.
Based upon our significant operating losses, going concern assessment as of September 30, 2023, and conditions of the First Amendment, we determined that we should classify our loan facility with Horizon, which would otherwise be classified as long-term debt, as a current liability on our consolidated balance sheet as of September 30, 2023.
We have the following minimum aggregate future loan payments as of September 30, 2023 related to the Loan Agreement, excluding the subsequent Waiver and Amendment to the Venture Loan and Security Agreement impact:

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)
2024	$—
2025	—
2026	6,875
2027	7,500
Thereafter	20,625
Total minimum payments	35,000
Debt discount	(1,052)
Total Debt as of September 30, 2023	$33,948
For the three months ended September 30, 2023 and 2022, interest expense was approximately $1.3 million and $1.1 million. For the nine months ended September 30, 2023 and 2022, interest expense was approximately $4.4 million and $3.2 million.
9. In-License Agreements
Mayo Foundation for Medical Education and Research
In August 2017, we and the Mayo Clinic amended the 2016 Mayo License Agreement. Under the amended agreement, the Mayo Clinic granted us (i) an exclusive, worldwide, sublicensable license under the Mayo Clinic’s rights to certain intellectual property and microbial strains and (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how to develop and commercialize certain microbial strains and licensed products incorporating such strains. As consideration, we paid a nonrefundable upfront fee of $0.3 million and are obligated to pay annual license maintenance fees. The nonrefundable upfront fees were expensed to research and development expense in 2017. Annual maintenance fees are expensed as incurred over the term of the agreement. We may owe the Mayo Clinic milestone payments upon the achievement of certain milestones up to a maximum of $59.1 million in the aggregate, as well as royalties on net sales of licensed products in low single-digit percentages. As of September 30, 2023, we incurred milestone payments since inception of approximately $0.3 million and no amounts are currently due.
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

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Additionally, on July 11, 2023, Horizon converted $5.0 million of the principal amount of the loans outstanding under the Loan Agreement into 2,164,502 shares of common stock at a conversion price of $2.31 per share, equal to the price paid by the purchasers in the Private Placement.
Warrants
In connection with our current and prior loan agreements, we issued warrants exercisable for shares of our common stock. The following table summarizes outstanding warrants as of September 30, 2023, reflected on a post split basis:

Transactions	Number of Shares Issuable	Exercise Price	Expiration Date
K2 HealthVentures warrants	33,187	$40.00	June 16, 2031
Horizon Technology warrants	23,191	$38.80	December 15, 2032
	56,378
12. Stock-Based Compensation
Equity Plans
2021 Inducement Plan
In May 2021, our board of directors adopted the Evelo Biosciences, Inc. 2021 Employment Inducement Award Plan (the “Inducement Award Plan”) without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules. As of September 30, 2023, 40,500 shares of common stock (on a post reverse split basis) are available for future grant under the Inducement Award Plan.
2018 Incentive Award Plan
In April 2018, our board of directors adopted, and our stockholders approved, the 2018 Incentive Award Plan (the "2018 Plan"), effective May 2018, under which we may grant cash and equity-based incentive awards to our employees, officers, directors, consultants and advisors. In June 2023, our board of directors adopted, and our

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
stockholders approved, an amendment and restatement of the 2018 Plan to increase the number of shares of our common stock available for issuance by 200,000 shares. As of September 30, 2023, 0 shares of common stock were available for the future grant under the 2018 Plan.
Stock Options
A summary of our stock option activity and related information for the nine months ended September 30, 2023 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average - Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding as of December 31, 2022	558,565	$155.93	6.91	$746
Granted	120,943	17.39
Exercised	—	—
Forfeited	(94,310)	175.82
Canceled	(90,251)	187.31
Options outstanding as of September 30, 2023	494,947	$112.56	6.23	$15
Exercisable as of September 30, 2023	321,230	$138.59	4.85	$120
(1) The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of our common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.
We had 173,717 unvested stock options outstanding as of September 30, 2023. The weighted-average fair value of options granted during the nine months ended September 30, 2023 and 2022 was $7.98 and $57.82, respectively. There were no stock options exercised during the nine months ended September 30, 2023. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was zero. The remaining unrecognized compensation expense for outstanding stock options as of September 30, 2023 was $7.5 million and the weighted-average period over which this cost is expected to be recognized is 2.6 years.
Restricted Stock Units
We issue restricted stock units ("RSUs") under our 2018 Plan and 2021 Inducement Plan. A summary of the RSU activity and related information for the nine months ended September 30, 2023 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2022	11,966	$145.51
Granted	579,300	11.72
Vested	(118,997)	19.86
Forfeited	(48,733)	37.09
Unvested balance at September 30, 2023	423,536	$10.29
Stock-based compensation expense related to RSUs was $1.2 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense related to RSUs was $2.8 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively.
The fair value of vested RSUs for the nine months ended September 30, 2023 and 2022 was $0.7 million and $0.6 million, respectively. The remaining unrecognized compensation expense for outstanding restricted stock units as of September 30, 2023 was $3.3 million and the weighted-average period over which this cost is expected to be recognized is 0.91 years.

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2018 Employee Stock Purchase Plan
In April 2018, our board of directors adopted, and our stockholders approved, the 2018 Employee Stock Purchase Plan (“ESPP”), which became effective in May 2018. As of September 30, 2023, a total of 113,103 shares of common stock were reserved for issuance under the ESPP.
The compensation expense recognized related to the ESPP for the three and nine months ended September 30, 2023 and 2022 was immaterial. No shares were purchased under the ESPP during the three months ended September 30, 2023 and 2022, and 2,168 and 3,797 shares were sold during the nine months ended September 30, 2023 and 2022, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense included in our unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Research and development	$1,429	$1,694	$4,421	$5,431
General and administrative	1,047	1,769	3,329	6,306
Total stock-based compensation expense	$2,476	$3,463	$7,750	$11,737
13. Net Loss Per Share
Basic and diluted net loss per common share is determined by dividing the net loss by the weighted-average common shares outstanding during the period, as follows (net loss in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator
Net loss	$(12,364)	$(30,564)	$(58,808)	$(90,986)
Denominator
Weighted average shares outstanding used in computing net loss per share	17,384,243	5,402,592	9,546,129	3,976,438
Net loss per share, basic and diluted	$(0.71)	$(5.66)	$(6.16)	$(22.88)
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
The following table presents securities excluded from the computation of diluted weighted-average shares outstanding for the periods presented, as they are anti-dilutive:

	September 30,
	2023	2022
Stock options to purchase common stock	494,947	571,606
Warrant	56,378	6,988
RSUs	423,536	15,065
Conversion option	—	18,797
Common stock from the ESPP	124	2,009
Total	974,985	614,465

Evelo Biosciences, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14. Related Party Transactions
Weatherden Advisory Services Agreement
We receive clinical advisory services from Weatherden Ltd. (“Weatherden”) under agreements that were entered into during 2017 and 2018. Duncan McHale, our Chief Medical Officer, is a part owner of Weatherden. During each of the nine months ended September 30, 2023 and 2022, we paid Weatherden $0.1 million or less. As of September 30, 2023 and 2022, the amounts owed to Weatherden under the supply of service agreement were approximately $0.1 million or less.
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
15. Workforce Reduction
On January 31, 2023, our board of directors approved a plan to reduce the Company's workforce by 48 employees, or approximately 45% of our total headcount as of January 31, 2023, and further reductions in the workforce were made in the second quarter of 2023, in order to preserve cash and prioritize investment in our core clinical programs. During the three and nine months ended September 30, 2023, we recognized less than $0.1 million and $3.1 million of charges in the condensed consolidated statement of operations related to this workforce reduction. These charges primarily consisted of severance costs.

16. Subsequent Events
On October 26, 2023, we entered into the Second Amendment with Horizon, whereby Horizon agreed, among other things, to forbear exercising remedies on specified potential defaults through December 15, 2023, and we paid down $11.0 million of the principal amount of the loans outstanding under the Loan Agreement. Horizon further agreed to remove from the Loan Agreement certain covenants relating to our obligations (i) to maintain ongoing clinical trials, (ii) to maintain a minimum amount of cash or cash equivalents on deposit in controlled accounts, and (iii) to repay the loans outstanding under the Loan Agreement with a percentage of the proceeds of future equity sales.
The Second Amendment also provides that no cash interest-only payments are required to be paid to Horizon effective as of October 1, 2023 and that such interest payments shall be treated as payments-in-kind and added to the outstanding principal balance of the loans. The Second Amendment amends the mandatory prepayment provision in the Loan Agreement to require us to prepay a portion of the loans outstanding under the Loan Agreement in an amount equal to 70% of any net proceeds received by us from equity sales, licensing or sale of our assets.
Finally, the Second Amendment waives all prepayment fees and eliminates or defers the final payment fees related to the $11.0 million in principal paid in connection with the Second Amendment, depending upon repayment of principal.

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
Strategic Review
On October 17, 2023, we announced that the top-line results from the Part B (Phase 2) clinical study with EDP2939 in moderate psoriasis did not achieve the primary endpoint. Given these results, we have initiated a process to explore strategic alternatives, including without limitation seeking to partner EDP1815 and/or the SINTAX platform.
There can be no assurance that this strategic review process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms. We have not set a timetable for completion of this process and do not intend to comment further unless or until the Board of Directors has approved a definitive course of action, the process is concluded, or it is determined that other disclosure is appropriate.

Forbearance and Second Amendment to the Venture Loan and Security Agreement and Twelfth Extension of Standstill Agreement
The Standstill Period in respect to our debt with Horizon Technology Finance Corporation ("Horizon”) was automatically extended by ten days following the October 17, 2023 announcement that the primary endpoint was not met in the EDP2939 Phase 2 study, based on the terms and conditions set forth in the Waiver and Amendment to Loan Agreement and Eleventh Extension of Standstill Agreement, dated as of July 7, 2023 (the “First Amendment”), to October 27, 2023 (the “Forbearance Period”).
On October 26, 2023, we entered into a Forbearance and Second Amendment to the Venture Loan and Security Agreement and Twelfth Extension of Standstill Agreement (the “Second Amendment”) with Horizon. The Second Amendment amends the Venture Loan and Security Agreement, dated as of December 15, 2022 (the “Original Agreement”), as further amended by the First Amendment (the Original Agreement together with the First Amendment, the “Loan Agreement”), with Horizon, whereby Horizon agreed, among other things, to forbear exercising remedies on specified potential defaults through December 15, 2023, and we paid down $11.0 million of the principal amount of the loans outstanding under the Loan Agreement. Horizon further agreed to remove from the Loan Agreement certain covenants relating to the our obligations (i) to maintain ongoing clinical trials, (ii) to maintain a minimum amount of cash or cash equivalents on deposit in controlled accounts, and (iii) to repay the loans outstanding under the Loan Agreement with a percentage of the proceeds of future equity sales. The Second Amendment also provides that no cash interest-only payments are required to be paid to Horizon effective as of October 1, 2023 and that such interest payments shall be treated as payments-in-kind (“PIK”) and added to the outstanding principal balance of the loans. The Second Amendment amends the mandatory prepayment provision in the Loan Agreement to require us to prepay a portion of the loans outstanding under the Loan Agreement in an amount equal to 70% of any net proceeds received by us from equity sales, licensing or sale of our assets. Finally, the Second Amendment waives all prepayment fees and eliminates or defers the final payment fees related to the $11.0 million in principal paid in connection with the Second Amendment, depending upon repayment of principal.
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
Dosing in our Phase 1/2, randomized, placebo-controlled trial was being conducted in two parts. Part A evaluated the safety and tolerability of EDP2939 in healthy volunteers. The primary endpoints of Part A (Phase 1) are safety endpoints, including adverse events, vital signs and safety laboratory tests. Part A included three sequential, escalating multiple dose cohorts. The Safety Review Committee ("SRC") reported no notable safety or tolerability concerns for the three cohorts of Part A (Phase 1). Part B (Phase 2) evaluated the safety, tolerability and preliminary efficacy in adults with moderate psoriasis. The primary endpoint of Part B is the proportion of participants with moderate psoriasis achieving a PASI-50 response compared to placebo.
On October 17, 2023, we announced that the top-line results from the Part B (Phase 2) clinical study with EDP2939 in moderate psoriasis did not achieve the primary endpoint. Although there was no statistically significant difference between the proportion of patients who achieved a PASI-50 response on EDP2939 compared to placebo, it was notable that such numeric proportion went from being inferior to placebo at week 16 (19.6% on EDP2939 vs 25% on placebo) to being superior at the week 20 follow-up visit (33.9% on EDP2939 vs 26.9% on placebo).
Given these results, we decided to cease development of EDP2939.
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
Atopic dermatitis
In February 2022, we initiated a Phase 2 trial of EDP1815 for atopic dermatitis treatment, aiming to evaluate its efficacy and safety compared to placebo. The primary endpoint was a 50% improvement in EASI score at week 16. In February 2023, interim data revealed that Cohorts 1, 2, and 3 did not meet the primary endpoint, with high placebo response rates. In April 2023, we announced that Cohort 4 also failed to meet the primary endpoint due to high placebo response. The high placebo response rate was consistent across all cohorts. Due to these results, further development of EDP1815 in atopic dermatitis was discontinued, following a wind-down of the clinical study.
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
R&D activities have historically been central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to decrease in the near future as we stop the further development of our product candidates while we explore strategic alternatives. Subject to the results of the strategic review and obtaining future funding, we expect that our R&D expenses could increase if we were to resume our efforts to discover and develop product candidates, seek regulatory approvals for any products that successfully complete clinical trials, source or potentially build manufacturing capabilities, hire additional R&D personnel and expand into additional therapeutic areas.
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
•the outcome of the strategic review process;
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
A change in any of these or other variables with respect to the development of any of our current or future product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. While the strategic review process is underway, we expect our research and development costs will decrease given the reduction in our workforce, winding down of clinical activities and other cost reduction initiatives. The outcome of the review of strategic alternatives will inform future development plans and costs. If we decide to resume the development of our product candidates, however, we expect our research and development expenses would increase at least over the next several years as we implement our business strategy, advance our current programs, expand our research and development efforts, seek regulatory approvals for any product candidates that successfully complete clinical trials, identify and develop additional product candidates, and incur expenses associated with hiring additional or retaining existing personnel to support our research and development efforts.
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
Interest Expense, Net
During the three and nine months ended September 30, 2023 and 2022, interest expense, net consisted primarily of interest at the stated rate on borrowings under our loan and security agreements, amortization of deferred financing costs and interest expense related to the accretion of debt discount offset by interest earned on institutional money market instruments.
We anticipate that the interest expense on our outstanding loan will increase in the near term, if and as interest rates rise in response to actions taken by the U.S. Federal Reserve. We expect that interest income earned on our money market accounts may increase in response to rising interest rates; however the net impact is uncertain given our fluctuating cash/money market balances.
Other Miscellaneous Expense, Net
For the three and nine months ended September 30, 2023, other miscellaneous expense, net consists of government R&D tax credits related to our operations in the UK, offset by foreign currency exchange losses and changes in the fair value of common stock warrants.
Income Taxes
Income tax expense primarily relates to tax expense at our UK subsidiary.
Since our inception in 2014, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
Our statement of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Change
	2023	2022
Operating expenses:
Research and development	$6,499	$21,928	$(15,429)
General and administrative	3,891	7,126	(3,235)
Loss on disposal and impairment of property and equipment	793	—	793
Total operating expenses	11,183	29,054	(17,871)
Loss from operations	(11,183)	(29,054)	17,871
Other income (expense):
Interest expense, net	(1,162)	(788)	(374)
Change in fair value of warrants	(9)	—	(9)
Other miscellaneous income (expense), net	(27)	(615)	588
Total other expenses, net	(1,198)	(1,403)	205
Loss before income taxes	(12,381)	(30,457)	18,076
Income tax benefit (expense)	17	(107)	124
Net loss	$(12,364)	$(30,564)	$18,200
Net Loss
The net loss was $12.4 million for the three months ended September 30, 2023, compared to $30.6 million for the three months ended September 30, 2022. The decrease in net loss of $18.2 million was primarily the result of a decrease of $17.9 million in total operating expenses, a $0.6 million decrease in other miscellaneous expense, and a $0.1 million decrease in income tax expense, partially offset by a $0.4 million increase in net interest expense. Of total operating expenses, R&D expenses decreased by $15.4 million and G&A expenses decreased by $3.2 million as discussed in further detail below.
Research and Development Expenses (in thousands):

	Three Months Ended September 30,		Change
	2023	2022
Inflammation programs	$1,429	$12,624	$(11,195)
Personnel costs	1,459	5,130	(3,671)
Platform expenses	2,166	2,702	(536)
Stock-based compensation	1,429	1,694	(265)
Other	16	(222)	238
Total research and development expenses	$6,499	$21,928	$(15,429)
R&D expenses were $6.5 million for the three months ended September 30, 2023, compared to $21.9 million for the three months ended September 30, 2022. The overall decrease of $15.4 million was driven primarily by a $11.2 million decrease in inflammation programs spending given lower investment in clinical trials, a $3.7 million decrease in personnel costs and a $0.3 million decrease in stock-based compensation, both due to the reduction in the number of employees, and a $0.5 million decrease in platform expenses as a result of overall cost controls in lab operations.
Overall, we expect to continue to closely control spending in research and development, pending the outcome of the strategic review process.

General and Administrative Expenses (in thousands):

	Three Months Ended September 30,		Change
	2023	2022
Personnel costs	$788	$3,185	$(2,397)
Stock-based compensation	1,047	1,769	(722)
Professional fees	1,736	1,133	603
Facility costs, office expense and other	320	1,039	(719)
Total general and administrative expenses	$3,891	$7,126	$(3,235)
G&A expenses were $3.9 million for the three months ended September 30, 2023, compared to $7.1 million for the three months ended September 30, 2022. The decrease of $3.2 million was driven by a $2.4 million decrease in personnel-related costs and a $0.7 million decrease in stock-based compensation, both due to a reduction in employees as well as a $0.7 million decrease in facilities and other costs given our recent focus on cost reduction. These decreases were partially offset by a $0.6 million increase in professional fees, mainly due to higher legal-related expenses.
Loss on Disposal and Impairment of Property and Equipment
Loss on disposal and impairment of property and equipment for the three months ended September 30, 2023 was $0.6 million and $0.2 million, respectively, compared to zero for the three months ended September 30, 2022. The impairment charge is attributed to furniture and fixtures and office equipment associated with the early termination of our office sublease at 620 Memorial Drive, Cambridge, MA 02139. The carrying value of these assets, totaling $0.3 million, was deemed irrecoverable and was adjusted downward to its fair value of $0.1 million.
Total Other Expense, Net
Total other expense, net for the three months ended September 30, 2023 was $1.2 million compared to $1.4 million for the three months ended September 30, 2022. This decrease of $0.2 million was primarily driven by a $0.4 million increase in net interest expense as a result of both higher current year average debt balances and interest rates, and a $0.6 million decrease in other miscellaneous expense.
Results of Operations
Comparison of the Nine Months Ended September 30, 2023 and 2022
Our statement of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		Change
	2023	2022
Operating expenses:
Research and development	$37,399	$62,470	$(25,071)
General and administrative	15,849	24,909	(9,060)
Loss on disposal and impairment of property and equipment	2,409	—	2,409
Total operating expenses	55,657	87,379	(31,722)
Loss from operations	(55,657)	(87,379)	31,722
Other income (expense):
Interest expense, net	(3,642)	(2,835)	(807)
Change in fair value of warrants	622	—	622
Other miscellaneous income (expense), net	230	(386)	616
Total other expenses, net	(2,790)	(3,221)	431
Loss before income taxes	(58,447)	(90,600)	32,153
Income tax benefit (expense)	(361)	(386)	25
Net loss	$(58,808)	$(90,986)	$32,178

Net Loss
The net loss was $58.8 million for the nine months ended September 30, 2023, compared to $91.0 million for the nine months ended September 30, 2022. The decrease in net loss of $32.2 million was primarily the result of a decrease of $31.7 million in total operating expenses, $0.6 million decrease in the fair value of warrants, and a $0.6 million decrease in other miscellaneous expense, partially offset by a $0.8 million increase in net interest expense. Of our total operating expenses, R&D expenses decreased by $25.1 million and G&A expenses decreased by $9.1 million.
Research and Development Expenses (in thousands):

	Nine Months Ended September 30,		Change
	2023	2022
Inflammation programs	$16,523	$30,011	$(13,488)
Personnel costs	9,617	17,182	(7,565)
Platform expenses	6,771	9,777	(3,006)
Stock-based compensation	4,421	5,431	(1,010)
Other	67	69	(2)
Total research and development expenses	$37,399	$62,470	$(25,071)
R&D expenses were $37.4 million for the nine months ended September 30, 2023, compared to $62.5 million for the nine months ended September 30, 2022. The overall decrease of $25.1 million was driven primarily by a $13.5 million decrease in inflammation programs spending, a $7.6 million decrease in personnel costs and a decrease of $1.0 million in stock-based compensation, both due to fewer employees, including the impact of severance charge recorded, and a $3.0 million decrease in platform expenses as a result of overall cost controls in lab operations. As a result of the Workforce Reduction (as defined below), we incurred a severance charge of $1.6 million during the nine months ended September 30, 2023.
Overall, we expect to continue to closely control spending in research and development, pending the outcome of the strategic review process.
General and Administrative Expenses (in thousands):

	Nine Months Ended September 30,		Change
	2023	2022
Personnel costs	$5,483	$10,453	$(4,970)
Stock-based compensation	3,329	6,306	(2,977)
Professional fees	5,024	4,420	604
Facility costs, office expense and other	2,013	3,730	(1,717)
Total general and administrative expenses	$15,849	$24,909	$(9,060)
G&A expenses were $15.8 million for the nine months ended September 30, 2023, compared to $24.9 million for the nine months ended September 30, 2022. The decrease of $9.1 million was driven by a $5.0 million decrease in personnel-related costs and a $3.0 million decrease in stock-based compensation as a result of fewer employees, and a $1.7 million decrease in facilities and other costs given focus on cost reduction. As a result of the Workforce Reduction, we incurred a severance charge of $1.5 million during the nine months ended September 30, 2023. These decreases were partially offset by a $0.6 million increase in professional fees, mainly due to higher legal-related expenses.
Loss on Disposal and Impairment of Property and Equipment
Loss on disposal and impairment of property and equipment for the nine months ended September 30, 2023 was $0.6 million and $1.8 million, respectively, compared to zero for the nine months ended September 30, 2022. This impairment charge is attributed to long-lived assets associated with the halted development of EDP1815 in atopic dermatitis and the early termination of our office sublease at 620 Memorial Drive, Cambridge, MA 02139. The carrying value of these assets, totaling $2.4 million, was deemed irrecoverable and was adjusted downward to its fair value of $0.6 million.

Total Other Expense, Net
Total other expense, net for the nine months ended September 30, 2023 was $2.8 million compared to $3.2 million for the nine months ended September 30, 2022. This decrease of $0.4 million was primarily driven by a $0.6 million decrease in the fair value of warrants, and a $0.6 million decrease in other miscellaneous expense, partially offset by a $0.8 million increase in net interest expense as a result of both higher current year average debt balances and interest rates.

Liquidity and Capital Resources
We were incorporated and commenced operations in 2014. Since our incorporation, we have historically devoted substantially all of our resources to developing preclinical and clinical product candidates, building our intellectual property portfolio and process development and manufacturing function, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily with the proceeds from issuance of our common stock combined with proceeds from previous sales of our convertible preferred stock to our equity investors and borrowings under loan and security agreements. From our inception through September 30, 2023, we have received gross proceeds of $545.6 million from such transactions, which includes a net $45.0 million borrowed under debt facilities. As of September 30, 2023, we had cash and cash equivalents of $17.3 million and an accumulated deficit of $588.0 million.
In February 2023, we released interim data from the first three cohorts of our Phase 2 trial of EDP1815 in atopic dermatitis patients. Cohorts 1, 2 and 3 failed to meet the trial's primary endpoint. In connection with this data, we implemented cost reduction initiatives, including a reduction in workforce of 48 employees, or approximately 45% of our headcount as of the date of the reduction, in order to preserve cash and prioritize investment in our core clinical programs (the "Workforce Reduction"). In April 2023, and consistent with the first three cohorts of Phase 2 trial of EDP1815 in atopic dermatitis, we announced that Cohort 4 did not meet the primary endpoint. Given these results, we decided to cease further development of EDP1815 in atopic dermatitis, following a wind-down of the study, prioritize investment in the EV platform and in EDP2939 clinical development, and further reduce our workforce to save costs. Subsequently, on October 17, 2023, we announced that the top-line results from the Part B (Phase 2) clinical study with EDP2939 in moderate psoriasis did not achieve the primary endpoint. Given these results, we decided to cease development of EDP2939 and have initiated a process to explore strategic alternatives. We do not have any current or ongoing clinical trials or clinical development plans.
We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. We incurred net losses of approximately $58.8 million for the nine months ended September 30, 2023. We have incurred losses and generated negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. The transition to profitability is dependent upon the successful development, approval, and commercialization of our products and product candidates and the achievement of a level of revenues adequate to support our cost structure. Based on our current operating plan, we believe that our cash and cash equivalents as of September 30, 2023 will not be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Quarterly Report on Form 10-Q, and we will need additional capital if we intend to pursue further development of our candidates. We are exploring strategic alternatives which will inform our future financial and clinical development plans. Management’s belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties, including the outcome of the strategic review process. Actual results may be different from management’s estimates. There can be no assurance that we will be able to obtain additional financial resources on acceptable terms, if at all. If we are unable to obtain sufficient financial resources, we may be required to permanently cease development efforts, which would adversely affect our business prospects. Because of the uncertainty as to the outcome of the strategic review and our ability to secure financial resources and the insufficient amount of cash and cash equivalent resources as of September 30, 2023, management concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these unaudited condensed consolidated statements are issued.
Funding Requirements
We have incurred losses and cumulative negative cash flows from operations since our inception. We anticipate that we will continue to incur significant losses for at least the next several years. While the strategic review process is underway, we expect our overall costs will decrease given the reduction in our workforce, winding down of clinical activities and other cost reduction initiatives. The outcome of the review of strategic alternatives will inform future development plans and costs. If we decide to resume the development of our product candidates, however, we expect that our research and development and general and administrative expenses would increase. We will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations.
We are currently evaluating our future development activities in conjunction with our strategic review process which will inform our future investment and spending. We expect to continue incur additional costs associated with operating as a public company. Our expenses will increase if and when we:

•invest in further clinical trials;
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
As of September 30, 2023, our principal source of liquidity is cash and cash equivalents, which totaled $17.3 million. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits. On October 17, 2023, we announced that we were suspending development of EDP2939, implementing measures to reduce costs and undertaking a strategic review. On October 27, 2023, we announced, among other things, that we paid down $11.0 million of the principal amount of the loans outstanding under the Loan Agreement with Horizon. We expect that our existing cash and cash equivalents as of September 30, 2023, after the paydown under the Loan Agreement, will enable us to fund our planned limited operating expenses into the first quarter of 2024. Based on our current operating plan, we believe that our cash and cash equivalents will not be sufficient to fund operations and capital expenditures for at least the twelve months following the filing of this Quarterly Report on Form 10-Q, and we will need to obtain additional funding. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our forecast is based on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Due to the uncertainty as to the outcome of the strategic review and our ability to securing additional funding, and the insufficient amount of cash and cash equivalent resources as of September 30, 2023, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q.
Because of the numerous risks and uncertainties associated with the development of our product candidates, including EDP1815 and EDP2939, any additional product candidates or any follow-on programs, and because the extent to which we may enter into further partnerships, collaborations or licensing arrangements with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for our technology platform or our other programs will depend on many factors, including:
•the outcome of the strategic review process;
•the costs, progress and results of any future clinical trials, should we resume development activities;
•the cost of manufacturing clinical supplies of our product candidates;
•the scope, progress, results and costs of preclinical development, including laboratory testing and studies, for any other potential product candidates;
•the costs, timing and outcome of regulatory review of our product candidates, should we resume development activities;
•our ability to repay and/or refinance our existing debt and to do so on acceptable terms, if at all;
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
Identifying potential product candidates and conducting preclinical testing and clinical trials is a time consuming, expensive and uncertain process that takes years to complete. We may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, to the extent we resume development activities and if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.
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
Financing
We are a development stage company and have not generated any revenue. We do not have any current or ongoing clinical trials or clinical development plans. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses and, to the extent we resume development activities, we expect to continue to incur significant research and development and other expenses related to our ongoing operations. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.
As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Additionally, our ability to raise capital may be impacted by global macroeconomic conditions including as a result of international political conflict, such as the ongoing conflicts in Europe and the Middle East, supply chain issues and rising inflation and interest rates. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so. We also continue to face liquidity issues as described below.
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
In July 2022, we entered into an “at-the-market” offering sales agreement with Cowen (the "2022 ATM") providing for the offering, issuance and sale of up to $75.0 million of common stock under the 2021 Shelf Registration Statement. We did not sell any shares of our common stock under the 2022 ATM during the nine months ended September 30, 2023. As of September 30, 2023, $69.1 million remained available to be sold under the 2022 ATM.
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
Additionally, on July 11, 2023, Horizon converted $5.0 million of the principal amount of the loans outstanding under the Loan Agreement into 2,164,502 shares of common stock at a conversion price of $2.31 per share, equal to the price paid by the purchasers in the private placement.
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
On July 7, 2023, we entered with Horizon into the First Amendment. The First Amendment amends the Loan Agreement dated as of December 15, 2022 with Horizon, whereby Horizon agreed to forbear exercising remedies on specified potential defaults (which forbearance will cease to apply if specified conditions as set forth in the First Amendment are not met), we granted a security interest to Horizon over substantially all of our intellectual property, we paid down $5.0 million of the principal amount of the loans outstanding under the Loan Agreement, and Horizon converted $5.0 million of the principal amount of the loans outstanding under the Loan Agreement into shares of common stock at a price per share equal to the price paid by the purchasers in the July 2023 Private Placement. We also amended the payment schedule and have agreed to prepay up to an additional $10.0 million of the principal amount of the loans outstanding under the Loan Agreement (plus applicable final payments) and Horizon agreed to convert up to an additional $10.0 million of the principal amount of the loans outstanding under the Loan Agreement into equity, in each case, concurrently with future sales of our equity securities, in amounts equal to 20% of the gross cash proceeds from such equity sales. Horizon further agreed to remove the $5.0 million cash financial covenant previously instituted in connection with an extension of the Standstill Agreement, and we agreed that, upon the failure to achieve specified performance milestones in the future, a $9.0 million cash and cash equivalents covenant would be imposed. The Standstill Period was extended in accordance with the terms, and subject to the conditions, set forth in the Amendment for a period to permit us to continue operations through the top-line readout of our Phase 2 study of EDP 2939.
On October 17, 2023, we announced that the top-line results from the Phase 2 clinical study of EDP2939 in moderate psoriasis did not achieve the primary endpoint. Accordingly, the Standstill Period was automatically extended by ten days after this announcement, based on the terms and conditions set forth in the Waiver and Amendment to Loan Agreement and Eleventh Extension of Standstill Agreement, to October 27, 2023 (the “Forbearance Period”).
On October 26, 2023, we entered into the Second Amendment with Horizon. The Second Amendment amends Loan Agreement with Horizon, whereby Horizon agreed, among other things, to forbear exercising remedies on specified potential defaults through December 15, 2023, and we paid down $11.0 million of the principal amount of the loans outstanding under the Loan Agreement. Horizon further agreed to remove from the Loan Agreement certain covenants relating to our obligations (i) to maintain ongoing clinical trials, (ii) to maintain a minimum amount of cash or cash equivalents on deposit in controlled accounts, and (iii) to repay the loans outstanding under the Loan Agreement with a percentage of the proceeds of future equity sales. The Second Amendment also provides that no cash interest-only payments are required to be paid to Horizon effective as of October 1, 2023 and that such interest payments shall be treated as PIK and added to the outstanding principal balance of the loans. The Second Amendment amends the mandatory prepayment provision in the Loan Agreement to require us to prepay a portion of the loans outstanding under the Loan Agreement in an amount equal to 70% of any net proceeds received by us from equity sales, licensing or sale of our assets. Finally, the Second Amendment waives all prepayment fees and eliminates or defers the final payment fees related to the $11.0 million in principal paid in connection with the Second Amendment, depending upon repayment of principal.
The Loan Agreement contains a subjective acceleration clause which allows Horizon to accelerate the maturity of the principal payments under certain circumstances. Based upon our significant operating losses, going concern assessment as of September 30, 2023, and ongoing negotiations with Horizon relating to the Standstill Agreement and conditions of the Waiver and Amendment to Loan Agreement and Eleventh Extension of Standstill Agreement, we determined that we should classify our loan facility with Horizon, which would otherwise be classified as long-term debt, as a current liability on our consolidated balance sheet as of September 30, 2023.
Due our liquidity issues, and in connection with the strategic review process, we are currently considering, our financial needs and our future debt obligations. If we are not able to secure additional financial resources, and/or enter into further agreements with the Lender, the Lender could seek to, among other remedies available to it, if circumstances are triggered under the Loan Agreement, as amended, demand repayment of amounts outstanding under the Loan Agreement, accelerate any Loan to maturity or pursue remedies against the collateral securing our obligations under the Loan Agreement. In addition, we could be forced to pursue alternative options, including, but not limited to, a further workforce reduction, implementing other cost-reduction initiatives, seeking relief in the U.S. Bankruptcy Courts and/or winding down operations.
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
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended September 30,
	2023	2022
Cash used in operating activities	$(50,511)	$(78,045)
Cash provided by (used in) investing activities	501	(394)
Cash provided by financing activities	19,021	79,916
Effect of exchange rate changes on cash and cash equivalents	(50)	(1,022)
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(31,039)	$455
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2023, was $50.5 million, driven primarily by our net loss of $58.8 million which originates from investments in research and clinical study costs to advance our programs, as well as general and administrative costs which include costs to operate as a public company. This net loss figure is reduced by non-cash charges consisting of stock-based compensation expense of $7.8 million, lease expense of $3.3 million, impairment of property and equipment of $2.4 million, depreciation expense of $1.0 million, interest expense of $0.4 million. These reductions were partially offset by $0.6 million decrease in the fair value of warrants. The change in operating assets and liabilities, primarily the pay-down of liabilities including the operating lease for our office, account for $6.1 million of cash used in operations.

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
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2023 was $0.5 million, primarily due to the sale of property and equipment during the quarter.
Net cash used in investing activities for the nine months ended September 30, 2022 was $0.4 million, consisting of the purchase of capital equipment.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023 was $19.0 million, consisting of $24.3 million in proceeds from the issuance of common stock, net of issuance cost, and a $5.0 million payment of the long-term debt principal under the Loan Agreement.
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
There were no material changes to our critical accounting policies in the three and nine months ended September 30, 2023 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2022 Annual Report.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined under 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

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
Since inception, we have incurred significant operating losses. Our net loss was $58.8 million and $30.6 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $588.0 million. As noted below, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Through September 30, 2023, we have financed our operations through proceeds from equity offerings of our common stock, private placements of our since redeemed preferred stock and borrowings under loan and security agreements. We have devoted substantially all of our financial resources and efforts to developing our platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We are in the early stages of developing our product candidates, and we have not completed the development of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we, without limitation:
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
Upon an event of default under the Loan Agreement, the Lender may accelerate all of our repayment obligations and / or exercise all of their other rights and remedies under the Loan Agreement and applicable law, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. During the third quarter of 2022, we identified instances of noncompliance with provisions of the Loan Agreement, which resulted in events of default that were not identified on a timely basis. There is no certainty that future defaults under the current Loan Agreement will not occur or that the Lender (or any then applicable lender) would agree to similar corrective actions as those accepted by the Lender to waive these events of default, not assert their right to accelerate any outstanding loans in full and not charge penalty interest. Future defaults could result in, among other things, immediate acceleration of principal payment under the loan and penalty interest being assessed. Further, if we are liquidated, the Lender's rights to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The Lender could declare an event of default upon the occurrence of any event, among others, that they interpret as a material adverse effect (including potentially with respect to our declining cash position or negative data results) or a change of control as delineated under the Loan Agreement, payment events of default, or breaches of covenants thereby requiring us to repay the loan immediately, which we would be unable to do given our current cash position, or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the Lender of an event of default would significantly harm our business and prospects and could cause the price of our common stock to decline or force us to discontinue our operations immediately. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

On July 7, 2023, the Company, the lenders party thereto and Horizon, as collateral agent, entered into a Waiver and Amendment to the Loan Agreement and Eleventh Extension of Standstill Agreement (the “First Amendment”). The First Amendment amends the Loan Agreement with Horizon, whereby Horizon agreed to forbear exercising remedies on specified potential events of default (which forbearance will cease to apply if specified conditions as set forth in the First Amendment are not met), we granted a security interest to Horizon over substantially all of our intellectual property, and we paid down as a condition to the effectiveness of the Loan Amendment $5.0 million of the principal amount of the loans outstanding under the Loan Agreement, and Horizon converted $5.0 million of the principal amount of the loans outstanding under the Loan Agreement into shares of common stock at a price per share equal to the price paid by investors in our concurrent private placement. We also amended the payment schedule and have agreed to prepay up to an additional $10.0 million of the principal amount of the loans outstanding under the Loan Agreement (plus applicable final payments) and Horizon agreed to convert up to an additional $10.0 million of the principal amount of the loans outstanding under the Loan Agreement into equity in the Company, in each case, concurrently with future sales of our equity securities, in amounts equal to 20% of the gross cash proceeds from such equity sales. Horizon further agreed to remove the existing $5.0 million minimum cash financial covenant, and we agreed that, upon the failure to achieve specified performance milestones in the future, a $9.0 million minimum cash and cash equivalents covenant would be imposed.
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
We will need additional funding in order to complete development of our product candidates, should we resume development activities, and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or discontinue our product development programs or commercialization efforts.
As of September 30, 2023, our cash and cash equivalents, totaled $17.3 million. On October 17, 2023, we announced that we were suspending development of EDP2939, implementing measures to reduce costs and undertaking a strategic review. On October 27, 2023, we announced, among other things, that we paid down $11.0 million of the principal amount of the loans outstanding under the Loan Agreement with Horizon. We expect that our existing cash and cash equivalents as of September 30, 2023, after the paydown under the Loan Agreement, will enable us to fund our planned limited operating expenses into the first quarter of 2024.
We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•    the outcome of the strategic review process;
•    the progress and results of any future clinical trials, should we resume development activities;
•    the cost of manufacturing clinical supplies of our product candidates;
•    the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for any future product candidates;
•    the costs, timing and outcome of regulatory review of our product candidates, should we resume development activities;
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
Any financial or strategic option we pursue may not be successful.
On October 17, 2023, we announced that the top-line results from the Part B (Phase 2) clinical study with EDP2939 in moderate psoriasis did not achieve the primary endpoint. Given these results, we decided to cease development of EDP2939 and have initiated a process to explore strategic alternatives. We do not have any current or ongoing clinical trials or clinical development plans.
The process of continuing to evaluate these strategic options may be costly, time-consuming and complex and the Company may incur significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges. There can be no assurance of completion of any particular course of action or a defined timeline for completion, and we can provide no assurance that any strategic alternative we pursue will have a positive impact on our results of operations or financial condition.
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
We will be forced to delay or reduce the scope of our development programs, reduce our research and development costs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of September 30, 2023, we had $17.3 million in cash and cash equivalents. Based on our available cash resources, including the net proceeds from the July 2023 private placement, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements appearing within this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements for the quarter ended September 30, 2023 are issued. Nevertheless, our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which may be significant. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue our product development programs or commercialization efforts.
Should we resume development of our product candidates, we would be highly dependent on the success of our product candidates, and if none of our candidates receives regulatory approval or is not successfully commercialized, our business may be harmed.
We have historically invested a significant portion of our efforts and financial resources in the development of our product candidates. Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize our product candidates. We currently have no products that are approved for commercial sale and may never be able to develop marketable products, and we have stopped development activities. Should we resume development of our product candidates, we expect that a substantial portion of our efforts and expenditures over the next few years would be devoted to development of these candidates, which would require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, securing manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. Therefore, we cannot be certain that any of our product candidates would be successful in future clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval.
Our decision to discontinue our research and development activities and implementation of other cost-saving measures may not result in the anticipated savings and could disrupt our business.
In connection with our decision to limit our operating expenses, we decided to halt the initiation of any new research and development efforts. We do not have any current or ongoing clinical trials or clinical development plans. We have also terminated the sublease for our principal office and research and development space and will be operating in a virtual environment beginning in September 2023. We may not realize, in full or in part, the anticipated benefits and savings in operating expenses from these decisions due to unforeseen difficulties, delays or unexpected costs. This may include higher than expected costs associated with winding down certain of our clinical programs. If we are unable to realize the expected cost savings, our financial condition would be adversely affected. Furthermore, the transition to operating in a virtual environment may result in weaknesses in our infrastructure and operations and may increase the risk that we become unable to comply with legal and regulatory requirements.

The terms of our loan and security agreements place restrictions on our operating and financial flexibility, and if we are unable to comply with any of the covenants, we could be subject to adverse consequences including, without limitation, our having to immediately repay all amounts outstanding under the Loan Agreement and the Lender could seek to foreclose on the collateral.
On December 15, 2022 (the “Loan Closing Date”), we entered into the Loan Agreement with Horizon, as lender and collateral agent, pursuant to which the Lender agreed to make term loans, in an aggregate principal amount of up to $45.0 million, available to us on the Loan Closing Date, and we borrowed $45.0 million. Borrowings under the Loan Agreement are collateralized by substantially all of our personal property, excluding intellectual property, and we pledged our equity interests in our subsidiaries, subject to certain limitations with respect to certain our domestic and foreign subsidiaries. The loans carry a 3-year interest-only period and begin to amortize in February 2026. As of September 30, 2023, the outstanding principal balance under the Loan Agreement was $45.0 million.
On July 7, 2023, we entered into the First Amendment, whereby Horizon agreed to forbear exercising remedies on specified potential defaults (which forbearance will cease to apply if specified conditions as set forth in the First Amendment are not met), we granted a security interest to Horizon over substantially all of our intellectual property, we paid down $5.0 million of the principal amount of the loans outstanding under the Loan Agreement as a condition to the First Amendment, and Horizon convert $5.0 million of the principal amount of the loans outstanding under the Loan Agreement into shares of common stock at a price per share equal to the price paid by investors in our concurrent private placement. We also amended the payment schedule and have agreed to prepay up to an additional $10.0 million of the principal amount of the loans outstanding under the Loan Agreement (plus applicable final payments) and Horizon agreed to convert up to an additional $10.0 million of the principal amount of the loans outstanding under the Loan Agreement into equity in the Company, in each case, concurrently with future sales of our equity securities, in amounts equal to 20% of the gross cash proceeds from such equity sales. Horizon further agreed to remove the existing $5.0 million cash financial covenant, and we agreed that, upon the failure to achieve specified performance milestones in the future, a $9.0 million cash and cash equivalents covenant would be imposed.
On October 26, 2023, we entered into a Forbearance and Second Amendment to the Venture Loan and Security Agreement and Twelfth Extension of Standstill Agreement with Horizon (the “Second Amendment”). The Second Amendment amends the Loan Agreement, as further amended by the First Amendment, with Horizon, whereby Horizon agreed, among other things, to forbear exercising remedies on specified potential defaults through December 15, 2023, and we paid down $11.0 million of the principal amount of the loans outstanding under the Loan Agreement. Horizon further agreed to remove from the Loan Agreement certain covenants relating to our obligations (i) to maintain ongoing clinical trials, (ii) to maintain a minimum amount of cash or cash equivalents on deposit in controlled accounts, and (iii) to repay the loans outstanding under the Loan Agreement with a percentage of the proceeds of future equity sales. The Second Amendment also provides that no cash interest-only payments are required to be paid to Horizon effective as of October 1, 2023 and that such interest payments shall be treated as payment-in-kind and added to the outstanding principal balance of the loans. The Second Amendment amends the mandatory prepayment provision in the Loan Agreement to require us to prepay a portion of the loans outstanding under the Loan Agreement in an amount equal to 70% of any net proceeds received by us from equity sales, licensing or sale of our assets. Finally, the Second Amendment waives all prepayment fees and eliminates or defers the final payment fees related to the $11.0 million in principal paid in connection with the Second Amendment, depending upon repayment of principal.
The Loan Agreement and subsequent amendments contain customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries. The Loan Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to: incur additional indebtedness; incur certain liens; pay dividends or make other distributions on equity interests; consolidate, merge or sell or otherwise dispose of our assets; make investments, loans, advances, guarantees and acquisitions; enter into transactions with affiliates; and change our business or ownership. Our ability to comply with these and other covenants in the Loan Agreement may be affected by events and factors beyond our control. In the event that we breach one or more covenants, the Lender may choose to declare an event of default and require that we immediately repay all amounts outstanding under the Loan Agreement, and the Lender could seek to foreclose on the collateral. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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
Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates
We are early in our development efforts and, should we resume development of our product candidates, may not be successful in our efforts to use our platform to build a pipeline of product candidates and develop marketable drugs.
We are using our technology platform to harness SINTAX, or the small intestinal axis, with an initial focus on developing therapies in immunology, specifically inflammatory diseases. We are at an early stage of development and our platform has not yet, and may never lead to, approvable or marketable products. We have stopped development activities. Should we resume such activities, we would expect to develop product candidates and possible additional product candidates that we intend to use to potentially treat other diseases. We may have problems applying our technologies to these other areas, and our new product candidates may not demonstrate a comparable ability in treating disease as our initial product candidates. Even if we are successful in identifying additional product candidates, they may not be suitable for clinical development as a result of our inability to manufacture more complex oral biologics, limited efficacy, unacceptable safety profiles or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. Should we resume development of our product candidates, the success of our product candidates will depend on several factors, including the following:
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
If we do not successfully develop and commercialize product candidates based upon our technical approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price. In February and April 2023, for example, we announced that each of the four patient cohorts in a Phase 2 trial of EDP1815 in atopic dermatitis trial failed to meet the primary endpoint, which adversely affected our stock price. Further, on October 17, 2023, we announced that the top-line results from the Part B (Phase 2) clinical study with EDP2939 in moderate psoriasis did not achieve the primary endpoint and, given these results, decided to cease development of EDP2939. We do not have any current or ongoing clinical trials or clinical development plans.
Our product candidates are designed to act on cells in the small intestine to produce systemic therapeutic effects with limited systemic exposure. This biological interaction between the small intestine and the rest of the body may not function in humans the way we have observed in mice and our drugs may not reproduce the systemic effects we have seen in preclinical and early clinical data.
We believe our product candidates have the potential to work by modulating systemic responses via interactions with cells in the small intestine. Dosing to achieve sufficient exposure may require an inconvenient dosing regimen. Even with a successful formulation and appropriate delivery profile to achieve proper exposure of our microbes or extracellular vesicles to the small intestine, we may not get sufficient or even any activity at the site of disease. This may be because our understanding of the mechanisms of the small intestine do not work in humans the way we believe they do. Despite there being strong academic literature to support the concept and our observations in preclinical studies in mice and early clinical trials in human patients with psoriasis, these principles and the ability to use pharmaceutical preparations derived from single strains of microbes to modulate the immune system and other systems have not yet been proven in humans.
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
Our product candidates are designed to work by modulating the immune system. While we have observed limited systemic exposure in preclinical studies and early clinical trials, the pharmacological immune effects we aim to induce are systemic. Systemic immunomodulation from taking our product candidates could lead to immunotoxicity in patients, which may cause us or regulatory authorities to delay, limit or suspend clinical development. Other immunomodulatory agents have shown immunotoxicity. This includes immune suppressive agents, such as

HUMIRA or REMICADE, which have shown an increased risk of infection or, in rare instances, certain types of blood cancer. In the case of immune activating agents, such as YERVOY, induction of adverse auto-immune events has been observed in some patients. Immunotoxicity in one program could cause regulators to view these adverse events as a class effect of our product candidates which may impact the timing of the development of our pipeline of potential product candidates. Even if the adverse events are manageable, the profile of the drug may be such that it limits or diminishes the possible number of patients who could receive our therapy.
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
Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. Should we resume development of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
We have stopped development activities related to our product candidates which were all previously in clinical or preclinical development. Should we resume development of our product candidates, it is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the product development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failed clinical trial can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, in certain of our clinical trials, investigational drug products are being delivered in a capsule for targeted release in the small intestine. This formulation has not previously been clinically tested, nor are we able to dose mice with a capsule for targeted release in the small intestine. We cannot assure you that the results of formulations tested in our clinical studies will be consistent with the observations from our preclinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. For example, in February and April 2023 we announced that each of the four patient cohorts in a Phase 2 trial of EDP1815 in atopic dermatitis trial failed to meet the primary endpoint, and in October 2023, we announced that the top-line results from the Part B (Phase 2) clinical study with EDP2939 in moderate psoriasis did not achieve the primary endpoint.
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
Should we resume development of our product candidates, we may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
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
To the extent we resume such activities, our product development costs would increase if we experience delays in clinical testing or in obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates, if approved, and harming our business and results of operations.
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate Clinical Trial Application (“CTA”) to be submitted in each member state in which the clinical trial takes place to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted: (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive, remain governed by said Directive until January 31, 2025. After this date, all clinical trials will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.
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
If we experience delays or difficulties in the enrollment of patients in clinical trials, to the extent we resume such activities, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States, to the extent we resume such activities. There are a limited number of patients from which to draw for clinical trials concerning any given indication.
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
We have conducted and, should we resume development our of product candidates, may continue to conduct clinical trials for our product candidates in sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.
We have conducted and, should we resume development our of product candidates, may continue to conduct clinical trials outside the U.S. for our product candidates. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone, unless: (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection, if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction in a timely manner or at all.
Should we resume development of our product candidates, interim, "topline" and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
If we resume development of product candidates, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. For example, we previously disclosed certain SCORAD figures from a Phase 1b clinical trial that, upon further review and analysis, required modification in subsequent disclosure. As a result, topline and other preliminary data should be viewed with caution until the final data are available and have been fully analyzed.
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

We may in the future expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
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
We may seek a breakthrough therapy designation for our product candidates to the extent we resume development of our product candidates. A breakthrough therapy is defined as a drug or biologic that is intended to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for clinical development. Drugs designated as breakthrough therapies by the FDA receive all the Fast Track program features, including eligibility for rolling review of BLA submissions.
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
Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Our reliance on these third parties for research and development activities will reduce our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulatory standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and welfare of patients are protected. Other countries’ regulatory agencies also have requirements for clinical trials with which we must comply. We also may be required in certain instances to register clinical trials and post the results of completed clinical trials on government-sponsored databases such as ClinicalTrials.gov or similar foreign databases within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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
We currently have no sales organization. Should we resume development of our product candidates, if we are unable to establish effective sales, marketing and distribution capabilities or we enter into agreements with third parties with such capabilities, we may not be successful in commercializing our product candidates if and when they are approved.
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
Should we resume development of our product candidates, there are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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
The development and commercialization of new drug and biologic products is highly competitive and is characterized by rapid and substantial technological development and product innovations. Should we resume development of our product candidates, we will face competition with respect to product candidates that we may seek to develop or commercialize, including from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We are aware of a number of large pharmaceutical and biotechnology companies, including: AbbVie Inc., Amgen Inc., Arcutis Biotherapeutics Inc., Bristol Myers Squibb Company, Johnson & Johnson, Incyte Corporation, Novartis International A.G., Pfizer Inc., Regeneron Pharmaceuticals Inc., Roivant Sciences Ltd., and Sanofi S.A., as well as smaller, early-stage companies, that are pursuing the development of products, including microbial-based therapeutics, in some instances, for disease indications that we are targeting. Some of these competitive products and therapies are or may be based on scientific approaches that are the same as or similar to our approach, and others are or may be based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations.
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
In the future, any product candidates for which we may seek approval as biologic products may face competition sooner than anticipated, which may delay us from marketing our product candidates.
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
•    suspension or termination of clinical trials;
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
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.
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
In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts, to the extent we resume such activities in the future. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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
Risks Related to Employee Matters and Other Risks Related to Our Business
Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
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
•    natural disasters, political and economic instability including wars, terrorism and political unrest (for example, the ongoing conflicts in Europe and the Middle East), outbreak of disease (for example, the COVID-19 pandemic), boycotts, curtailment of trade and other business restrictions;
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
Despite the implementation of security measures, our information technology systems and those of our current and future partners, service providers, contractors and consultants are vulnerable to attack and damage from computer viruses, unauthorized access, malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, and other security breaches or unauthorized access by persons inside our organization or with access to our internal systems. The risk of a security breach or disruption, particularly through cyberattacks or cyber-intrusions, including by computer hackers, foreign governments and cyber terrorists, generally has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, our information technology systems safeguard important confidential data, including personal data regarding patients enrolled in our clinical trials. As a result of transition to a virtual working environment in connection with the termination of our sublease, we may also face increased cybersecurity risks due to our greater reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection and to remove or obfuscate forensic evidence.
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
We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, the General Data Protection Regulation (the “GDPR”), which became effective in May 2018, imposes stringent data protection requirements for processing the personal data of individuals within the EEA or in the context of our activities in the EEA. In addition, some of the personal data we process in respect of clinical trial participants is special category or sensitive personal data under the GDPR, and subject to additional compliance obligations and to local law derogations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Among other requirements, the GDPR prohibits the transfer of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (the “CJEU”) states that reliance on the standard contractual clauses—a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism—alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (the “DPF”), as released on December 13, 2022. The DPF also introduced a new redress mechanism for EU and UK citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in the future. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We currently rely on the EU standard contractual clauses, the UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement, as relevant, to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We may also rely on individual consent to transfer personal data in certain circumstances. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue.

In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators.. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Relatedly, following the United Kingdom’s withdrawal from the EEA and the EU and the expiration of the transition period, from January 1, 2021, companies have to comply with both the GDPR and the UK GDPR, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global revenue. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. If and as we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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
Based on the number of shares of common stock outstanding as of September 30, 2023, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, shares representing approximately 80% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership control may have the effect of delaying, deferring or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate 14.1 million shares of our common stock as of September 30, 2023 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, including entities affiliated with Flagship Pioneering, until such shares can otherwise be sold without restriction under Rule 144 of the Securities Act or until the rights terminate pursuant to the terms of the investors’ rights agreement and/or registration rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
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
These letters had no immediate effect on the listing of our common stock on the Nasdaq Global Select Market, and our common stock will continue to trade on The Nasdaq Global Select Market under the symbol “EVLO,” subject to our compliance with the other continued listing requirements of The Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided compliance periods of 180 calendar days from receipt of each letter to regain compliance with each separate requirement.
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
On July 18, 2023, we were notified by Nasdaq Listing Qualifications that the closing bid price of the our common stock had been at $1.00 per share or greater for 11 consecutive business days, from June 30, 2023 to July 17, 2023. Accordingly, the Company has regained compliance with Listing Rule 5450(a)(1) and this matter is now closed.
On August 9, 2023, we were notified by Nasdaq Listing Qualifications that for 14 consecutive business days from July 20, 2023 to August 8, 2023, the Company’s MVPHS has been at or above the $15 million requirement. Accordingly, the Company has regained compliance with Listing Rule 5450(b)(2)(C) and this matter is now closed.
On August 14, 2023, we were notified by Nasdaq Listing Qualifications that our MVLS had been $50 million or greater for ten consecutive business days from July 31, 2023 to August 11, 2023. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5450(b)(2)(A) and this matter is now closed.
Although we regained compliance with the Bid Price Requirement, Minimum Market Value of Listed Securities Requirement or the Minimum Market Value of Publicly Held Shares Requirement, there can be no assurance that we will be able to maintain compliance with these or any other listing requirements, or satisfy the requirements necessary to transfer the listing of our common stock to The Nasdaq Capital Market. Delisting from the Nasdaq Global Select Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.
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
In addition, geopolitical conflict, including war and terrorism, such as the ongoing conflicts in Europe and the Middle East, could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the U.S., the EU or Russia (for example, potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, our CMOs and other third parties with which we conduct business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities.
Except as disclosed in our Current Report on Form 8-K filed with the SEC on July 7, 2023, there were no sales of unregistered equity securities during the nine months ended September 30, 2023.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
a.Not applicable.
b.Not applicable.
c.We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under Item 408(a) of Regulation S-K .

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Evelo Biosciences, Inc.	8-K	001-38473	3.1	5/11/2018
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Evelo Biosciences, Inc., dated June 29, 2023.	8-K	001-38473	3.1	6/29/2023
3.3	Amended and Restated Bylaws of Evelo Biosciences, Inc.	8-K	001-38473	3.1	3/18/2021
10.1	Securities Purchase Agreement, dated as of July 7, 2023, by and among Evelo Biosciences, Inc. and the Investors named therein.	8-K	001-38473	10.1	7/10/2023
10.2†	Waiver and Amendment to Venture Loan and Security Agreement and Eleventh Extension of Standstill Agreement, dated as of July 7, 2023, by and among Evelo Biosciences, Inc., Horizon Technology Finance Corporation, as Collateral Agent, and the Lenders thereto.	8-K	001-38473	10.2	7/10/2023
10.4	Registration Rights Agreement, dated as of July 11, 2023, by and among Evelo Biosciences, Inc. and the Investors named therein.	8-K	001-38473	10.1	7/12/2023
10.5	Sublease Termination and Surrender Agreement, dated as of July 14, 2023, by and between Evelo Biosciences, Inc. and Bio-Rad Laboratories, Inc.	8-K	001-38473	10.1	7/20//2023
10.6#	Letter Agreement with Balkrishan (Simba) Gill, Ph.D., dated August 18, 2023.	8-K	001-38473	10.1	8/21/2023
10.7†	Forbearance and Second Amendment to Venture Loan and Security Agreement and Twelfth Extension of Standstill Agreement, dated as of October 26, 2023, by and among Evelo Biosciences, Inc., Horizon Technology Finance Corporation, as Collateral Agent, and the Lenders thereto.	8-K	001-38473	10.1	10/27/2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document- the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

EVELO BIOSCIENCES, INC.

Date: November 9, 2023	By:	/s/ Balkrishan (Simba) Gill, Ph.D.
Balkrishan (Simba) Gill, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Marella Thorell
Marella Thorell
Chief Financial Officer and Treasurer
(Principal Financial Officer)